Form 10-Q
period 2026-06-30
Attovia Therapeutics, Inc.
filed 2026-09-02
CIK 2058707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-43423

Attovia Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	92-1510574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1091 Industrial Road, Suite 310 San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 399-5001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	ATTO	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 31, 2026, the registrant had 45,651,262 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the initiation, timing, progress, results and costs of our clinical trials for ATTO-1310, ATTO-2306 and ATTO-1091, as well as any future preclinical studies and clinical trials and our research and development programs;
•
the timing of and our ability to obtain and maintain regulatory approvals for ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates;
•
our ability to obtain funding for our operations, including funding necessary to complete further clinical development and commercialization of ATTO-1310, ATTO-2306, ATTO-1091 and further discovery, development and commercialization of earlier stage and future product candidates, if approved;
•
estimates of the addressable market for our current and any future product candidates, and market growth;
•
our plans to develop and, if approved, commercialize ATTO-1310 for the treatment of chronic pruritic diseases, including chronic pruritus of unknown origin, high-itch atopic dermatitis (AD), cholestatic pruritus in primary biliary cholangitis and primary sclerosing cholangitis and chronic kidney disease-associated pruritus, ATTO-2306 for the treatment of AD and other inflammatory skin diseases, such as chronic spontaneous urticaria and prurigo nodularis, and ATTO-1091 for the treatment of inflammatory bowel disease;
•
our expectations regarding demand for, and market acceptance of, our current and any future product candidates, if approved;
•
our ability to market or commercialize any product candidates we may develop and to compete effectively with existing competitors and new market entrants;
•
our ability to obtain, maintain, protect and enforce intellectual property and proprietary rights;
•
our ability to expand our pipeline of product candidates;
•
the potential effects of extensive government regulations relating to our industry;
•
our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights and proprietary technology of third parties;
•
our ability to retain the continued service of our key professionals and consultants and to identify, hire and retain key management and technical personnel;
•
our expectations regarding any future collaboration and current or future licensing arrangements with third parties, including our ability to reach development milestones under such agreements;
•
the impact of natural disasters, terrorist activity, pandemics and other events beyond our control on any of the above or any other aspect of our business operations;
•
general global macroeconomic, industry and market conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which we operate, including but not limited to, actual or perceived instability in the global banking industry, potential uncertainty with respect to the U.S. federal debt ceiling and budget and potential government shutdowns related thereto, labor shortages, supply chain disruptions, potential recession, inflation and changing interest rates;
•
the impact of natural and man-made global events on our business, including political instability and military hostilities in multiple geographies, including global responses thereto;

•
our expectations regarding expenses, future revenue, capital requirements and our need for additional financing;
•
sales of our stock by us, our insiders or our stockholders, as well as the anticipation of lock-up releases or expiration of market standoff or lock-up agreements;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act or a smaller reporting company; and
•
our ability to maintain adequate internal controls over financial reporting and to manage our business in accordance with applicable laws and the highly regulated industry in which we participate.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Summary of Risks

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors.” These risks include, among others, the following:

•
We have a limited operating history, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for investors to evaluate our business, likelihood of success and viability.
•
We have incurred significant operating losses since our inception and have not generated any product revenue. We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
•
We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or development programs, any future commercialization efforts or other operations.
•
We are substantially dependent on the success of our product candidates, ATTO-1310, ATTO-2306 and ATTO-1091. If we are unable to advance the development of, receive regulatory approval for, and ultimately successfully commercialize ATTO-1310, ATTO-2306 or ATTO-1091, or experience significant delays in doing so, our business will be materially harmed.
•
Drug development is a lengthy and expensive process, the outcome of clinical testing is inherently uncertain, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates for many reasons, including a failure to replicate positive results from earlier preclinical studies or clinical trials in ongoing or future preclinical studies or clinical trials.
•
Our future performance is dependent on our ability to retain key employees and to attract, retain and motivate qualified personnel and manage our human capital.
•
We expect to expand our development, clinical and regulatory capabilities and operations as we grow, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•
Our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
•
If we are unable to obtain and maintain patent protection or other necessary rights for any of our current or future product candidates and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under our patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.
•
We rely, and intend to continue to rely, on third parties to conduct our clinical trials and perform some of our research and potential preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain marketing authorization, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.
•
We rely on third parties to manufacture our product candidates and clinical product supplies and we may not be able to obtain adequate supplies at a reasonable cost or in a timely way.
•
The regulatory approval process is highly uncertain, and we may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates. Even if we believe our current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Attovia Therapeutics, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$32,829	$40,193
Marketable securities	82,303	112,075
Prepaid expenses and other current assets	3,269	4,027
Total current assets	118,401	156,295
Restricted cash	404	404
Property and equipment, net	3,343	3,492
Operating lease right-of-use asset, net	3,578	4,373
Other non-current assets	2,622	1,329
Total assets	$128,348	$165,893

Liabilities, redeemable convertible preferred stock, and stockholders' deficit
Current liabilities:
Accounts payable (including related party amounts of $32 and $39 at June 30, 2026 and December 31, 2025, respectively)	$6,002	$3,551
Accrued expenses and other current liabilities	4,575	5,535
Operating lease liability, current portion	2,038	1,921
Total current liabilities	12,615	11,007
Operating lease liability, net of current portion	2,288	3,341
Other non-current liabilities	678	755
Total liabilities	15,581	15,103

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock - $0.0001 par value; 199,902,270 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025; aggregate liquidation preference of $255,850 at June 30, 2026 and December 31, 2025	258,226	258,226

Stockholders' deficit:
Common stock - $0.0001 par value; 284,023,000 shares authorized at June 30, 2026 and December 31, 2025; 4,529,100 and 4,507,108 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	4,972	3,474
Accumulated other comprehensive (loss) income	(79)	99
Accumulated deficit	(150,353)	(111,010)
Total stockholders' deficit	(145,459)	(107,436)
Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	$128,348	$165,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Attovia Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Collaboration revenue	$450	$—	$450	$—
Total revenue	450	—	450	—
Operating expenses

Research and development (including related party amounts of $178 and $34 for the three months ended June 30, 2026 and 2025, respectively, and $238 and $41 for the six months ended June 30, 2026 and 2025, respectively)	$18,946	$13,588	$35,692	$25,444

General and administrative (including related party amounts of $0 for the three months ended June 30, 2026 and 2025, and $0 and $239 for the six months ended June 30, 2026 and 2025, respectively)	3,307	3,032	6,516	7,280
Total operating expenses	22,253	16,620	42,208	32,724
Loss from operations	(21,803)	(16,620)	(41,758)	(32,724)
Other income (expense):
Interest income	1,141	2,041	2,467	3,167
Change in fair value of preferred stock tranche liability	—	—	—	(170)
Other income (expense), net	(25)	140	(52)	137
Total other income (expense), net	1,116	2,181	2,415	3,134
Net loss	$(20,687)	$(14,439)	$(39,343)	$(29,590)
Less: Accretion of redeemable convertible preferred stock to its redemption value	—	—	—	(271)
Net loss attributable to common stockholders	$(20,687)	$(14,439)	$(39,343)	$(29,861)
Net loss per share attributable to common stockholders, basic and diluted	$(4.88)	$(3.71)	$(9.38)	$(7.75)
Weighted-average common shares outstanding, basic and diluted	4,237,597	3,895,037	4,195,615	3,851,124

Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net	(52)	(52)	(178)	(76)
Net loss and other comprehensive loss	$(20,739)	$(14,491)	$(39,521)	$(29,666)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Attovia Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance at December 31, 2025	199,902,270	$258,226	4,507,108	$1	$3,474	$(111,010)	$99	$(107,436)
Stock-based compensation expense	—	—	—	—	686	—	—	686
Issuance of common stock upon exercise of stock options	—	—	3,933	—	11	—	—	11
Vesting of early exercised stock options	—	—	—	—	6	—	—	6
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(126)	(126)
Net loss	—	—	—	—	—	(18,656)	—	(18,656)
Balance at March 31, 2026	199,902,270	$258,226	4,511,041	$1	$4,177	$(129,666)	$(27)	$(125,515)
Stock-based compensation expense	—	—	—	—	692	—	—	692
Issuance of common stock upon exercise of stock options	—	—	18,059	—	31	—	—	31
Vesting of early exercised stock options	—	—	—	—	72	—	—	72
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(52)	(52)
Net loss	—	—	—	—	—	(20,687)	—	(20,687)
Balance at June 30, 2026	199,902,270	$258,226	4,529,100	$1	$4,972	$(150,353)	$(79)	$(145,459)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance at December 31, 2024	96,265,908	$108,953	4,425,956	$1	$3,490	$(50,383)	$67	$(46,825)
Issuance of Series B redeemable convertible preferred stock and settlement of preferred stock tranche liability of $6,808, net of issuance costs of $35	38,181,818	59,273	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of issuance cost of $271	65,454,544	89,729	—	—	—	—	—	—
Accretion of Series C redeemable convertible preferred stock to its redemption value	—	271	—	—	(271)	—	—	(271)
Stock-based compensation expense	—	—	—	—	462	—	—	462
Issuance of common stock upon exercise of stock options	—	—	23,788	—	45	—	—	45
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	(15,151)	—	(15,151)
Balance at March 31, 2025	199,902,270	$258,226	4,449,744	$1	$3,726	$(65,534)	$43	$(61,764)
Stock-based compensation expense	—	—	—	—	563	—	—	563
Issuance of common stock upon exercise of stock options	—	—	36,252	—	98	—	—	98
Vesting of early exercised stock options	—	—	—	—	67	—	—	67
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(52)	(52)
Net loss	—	—	—	—	—	(14,439)	—	(14,439)
Balance at June 30, 2025	199,902,270	$258,226	4,485,996	$1	$4,454	$(79,973)	$(9)	$(75,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Attovia Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(39,343)	$(29,590)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,378	1,025
Depreciation expense	488	350
Net accretion of discounts on marketable securities	(346)	(1,238)
Non-cash lease expense	795	632
Change in fair value of preferred stock tranche liability	—	170
Loss on disposal of property and equipment	—	6
Write-off of deferred offering costs	—	393
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	972	1,106
Accounts payable	3,159	2,174
Accrued and other current liabilities	(1,124)	(1,335)
Operating lease liability	(936)	(175)
Other non-current assets	25	(215)
Net cash used in operating activities	(34,932)	(26,697)
Cash flows from investing activities
Maturities of marketable securities	77,900	37,250
Purchases of marketable securities	(48,174)	(138,823)
Purchases of property and equipment	(361)	(1,886)
Net cash provided by (used in) investing activities	29,365	(103,459)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	42	143
Payments of deferred offering costs	(1,839)	(371)
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	52,465
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	89,729
Net cash (used in) provided by financing activities	(1,797)	141,966
Net change in cash, cash equivalents and restricted cash	(7,364)	11,810
Cash, cash equivalents and restricted cash at the beginning of the period	40,597	31,239
Cash, cash equivalents and restricted cash at the end of the period	$33,233	$43,049

Supplemental disclosures of noncash investing and financing activities
Deferred offering costs in accounts payable and accrued and other current liabilities	$709	$4
Vesting of early exercised stock options	$78	$67
Property and equipment purchases in accounts payable	$6	$183
Accretion of redeemable convertible preferred stock to its redemption value	$—	$271
Right-of-use asset obtained in exchange for operating lease liability	$—	$5,771
Settlement of preferred stock tranche liability upon issuance of Series B redeemable convertible preferred stock	$—	$6,808

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$32,829	$42,645
Restricted cash	404	404
Total cash, cash equivalents and restricted cash	$33,233	$43,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

Attovia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.
Organization and Nature of the Business

Attovia Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company headquartered in San Carlos, California and focused on research and development of therapeutic products in the fields of immune-mediated diseases. The Company was incorporated in the State of Delaware on December 16, 2022 and subsequently commenced principal operations in June 2023.

As of June 30, 2026, the Company had two wholly owned subsidiaries, Attovia Therapeutics Cayman Co., Ltd., an exempted company incorporated in the Cayman Islands with limited liability in July 2025, and Attovia Therapeutics (Shanghai) Co., Ltd., a limited liability company incorporated in the People’s Republic of China in October 2025.

Initial Public Offering

On August 4, 2026, the Company’s registration statement on Form S-1 (File No. 333-297452) relating to its initial public offering (the “IPO”) of common stock became effective. The IPO closed on August 6, 2026, at which time the Company issued 19,550,000 shares of its common stock at a price of $17.00 per share, which included the issuance of shares in connection with the exercise by the underwriters of their option to purchase up to 2,550,000 additional shares. The Company received an aggregate of $332.4 million in gross proceeds, before underwriting discounts and commissions and offering costs.

Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 21,517,976 shares of common stock. In connection with the completion of the IPO, on August 6, 2026, the Company’s then-current restated certificate of incorporation, as amended, was amended and restated to provide for 500,000,000 authorized shares of common stock, par value of $0.0001 per share, and 10,000,000 authorized shares of preferred stock, par value of $0.0001 per share. The unaudited interim condensed consolidated financial statements as of June 30, 2026, including share and per share amounts, do not give effect to the IPO, as it closed subsequent to June 30, 2026.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $150.4 million as of June 30, 2026. The Company has historically financed its operations primarily through the private placements of equity securities. On August 6, 2026, the Company completed the IPO and received approximately $305.4 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs.

As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $115.1 million. The Company will continue to require substantial additional capital in the future to support further development of its product candidates and maintain its operations. Until such time as it can generate significant revenue from product sales, if ever, the Company expects to raise additional capital through equity or debt financings, collaborations, licensing arrangements or other sources. Management believes that the Company’s existing cash, cash equivalents and marketable securities, together with the net proceeds from the IPO, will be sufficient to fund the Company’s planned operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related disclosures are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.

The Company’s unaudited condensed consolidated financial statements include the accounts of its subsidiaries, and all intercompany transactions were eliminated upon consolidation. Prior to July 2025, the Company had no subsidiaries.

Reverse Stock Split

On July 22, 2026, the board of directors approved, and on July 29, 2026, the Company effected, a reverse stock split of the shares of the Company’s outstanding common stock at a ratio of 1-for-9.29 (the “Reverse Stock Split”). The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase common stock, share amounts, per share amounts, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion ratios for each series of the Company’s redeemable convertible preferred stock, which automatically converted into shares of common stock upon the closing of the Company’s IPO of common stock, were proportionally adjusted. No fractional shares were issued in connection with the Reverse Stock Split.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements but does not contain all of the footnote disclosures from the consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 and notes thereto, included in the Company’s final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) on August 5, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2026 and condensed consolidated results of operations, condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the three and six months ended June 30, 2026 and 2025 and condensed consolidated cash flows for the six months ended June 30, 2026 and 2025 have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

Other than the policies noted below, there have been no changes from the significant accounting policies and estimates disclosed in Note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 5, 2026.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such estimates include the fair value of marketable securities, the fair values of preferred stock tranche liabilities, the fair value of common stock, valuation of deferred tax assets, incremental borrowing rate for leases, accruals for research and development activities and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and regularly utilized by the Chief Operating Decision Maker (“CODM”) to assess the Company’s performance for capital and resource allocation decisions. The Company’s CODM is its Chief Executive Officer, who reviews such financial information on an aggregate company-level basis (see Note 14). The Company has determined it operates as a single operating segment and has one reportable segment, which is the research and development of therapeutic products in the fields of immune-mediated diseases. Revenue is generated exclusively from transactions with a party located in the United States of America. All long-lived assets are maintained in the United States.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and restricted cash. The Company is exposed to credit risk from its deposits of cash and cash equivalents in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on its deposits of cash and cash equivalents during the periods presented.

The Company invests in money market funds, U.S. Treasury bills and notes, and other short-term fixed income securities which can be subject to certain credit risks. The Company mitigates these risks by investing in high-grade instruments, limiting its exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers. The Company has not experienced any losses on its financial instruments.

The Company is dependent on third-party manufacturers to supply materials for research and development activities for the Company’s pipeline products, including preclinical and clinical studies and testing, and manufacturing activities. In particular, the Company relies on a small number of manufacturers for the supply of drug substance and drug product materials for its clinical assets. The Company’s preclinical and clinical studies and testing and manufacturing activities could be adversely affected by a significant interruption in the supply of materials from its suppliers.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical studies, clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance and reporting.

The Company’s product candidates are still in either preclinical or clinical development and, to date, none of the Company’s product candidates have been approved for sale and, therefore, the Company has not generated any revenue from product sales.

There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other third-party fees directly relating to in-process equity financings or offerings are capitalized. The deferred offering costs will be offset against offering proceeds upon the completion of the financing or the offering. As of June 30, 2026 and December 31, 2025, deferred offering costs of $2.5 million and $1.2 million, respectively, were capitalized and recorded as non-current assets on the condensed consolidated balance sheets. Upon closing the IPO in August 2026, all deferred offering costs were charged against the proceeds from the IPO and recorded in stockholders’ deficit as a reduction of additional paid-in capital.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Net loss attributable to common stockholders is computed as net loss less accretion of redeemable convertible preferred stock. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, unvested restricted stock awards and stock options are considered to be potentially dilutive securities. Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock and unvested restricted stock awards are considered participating securities. The redeemable convertible preferred stock does not have a contractual obligation to share in the Company’s losses, and unvested restricted stock awards are considered contingently issuable shares for accounting purposes. Because the Company has reported a net loss for the periods presented, the diluted net loss per share of common stock is the same as basic net loss per common share for the periods presented.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) under its Accounting Standards Codification (“ASC”) or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) and adopts new or revised accounting standards on the dates applicable to nonpublic entities unless it adopts such standards early.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. The requirements of ASU 2024-03 may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2024-03 on its condensed consolidated financial statements and disclosures.

3.
Fair Value Measurements

The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy which establishes three levels of inputs that may be used to measure fair value, as follows:

Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The Company recognizes transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$32,462	$—	$—	$32,462

Marketable securities
U.S. Treasury notes	73,411	—	—	73,411
U.S. Treasury bills	8,892	—	—	8,892
Total financial assets	$114,765	$—	$—	$114,765

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$35,526	$—	$—	$35,526
U.S. Treasury bills	—	2,485	—	2,485

Marketable securities
U.S. Treasury notes	82,397	—	—	82,397
U.S. Treasury bills	14,736	14,942	—	29,678
Total financial assets	$132,659	$17,427	$—	$150,086

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Preferred Stock Tranche Liability
Fair value as of December 31, 2024	$6,638
Change in the fair value of Series B preferred stock tranche liability	170
Fair value upon settlement	(6,808)
Fair value as of June 30, 2025	$—

The fair value of the preferred stock tranche liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy (see Note 8).

There were no transfers in and out of Level 3 during the three and six months ended June 30, 2026 and 2025.

4.
Balance Sheet Components

Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury notes	$73,493	$1	$(83)	$73,411
U.S. Treasury bills	8,896	—	(4)	8,892
Available-for-sale marketable securities	$82,389	$1	$(87)	$82,303

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury notes	$82,309	$89	$(1)	$82,397
U.S. Treasury bills	29,667	11	—	29,678
Available-for-sale marketable securities	$111,976	$100	$(1)	$112,075

All marketable securities held as of June 30, 2026 and December 31, 2025 had contractual maturities of less than one year.

As of June 30, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than their amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses on its investments.

As of June 30, 2026 and December 31, 2025, accrued interest receivable was $0.9 million and $0.9 million, respectively, which were recorded in the prepaid expenses and other current assets on the condensed consolidated balance sheets.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands, except years):

	Estimated Useful Life
	(in years)	June 30, 2026	December 31, 2025
Laboratory equipment	5	$4,210	$3,907
Computer equipment and software	3	245	245
Furniture and fixtures	7	273	273
Leasehold improvements	Lesser of estimated useful lives of 15 years or remaining lease term	136	136
Construction in progress		64	28
		4,928	4,589

Less: Accumulated depreciation		(1,585)	(1,097)
Property and equipment, net		$3,343	$3,492

Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $0.2 million and $0.2 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was $0.5 million and $0.4 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$1,905	$3,103
Accrued research and development expenses	2,549	1,069
Accrued professional fees	29	556
Contract liability	—	450
Other accrued expenses and current liabilities	92	357
Total accrued expenses and other current liabilities	$4,575	$5,535

5.
License Agreements

Alamar Platform License Agreement

On June 1, 2023, the Company and Alamar Biosciences, Inc. (“Alamar”) entered into a Platform License Agreement, which was subsequently amended and restated (as amended and restated, the “Alamar Platform License Agreement”). Under the Alamar Platform License Agreement, Alamar granted the Company a worldwide, non-transferable, sublicensable license to use the antibody engineering platform developed by or on behalf of Alamar (the “ATTOBODY Platform”) within the therapeutic field. The license is exclusive with respect to Alamar patents and patent applications and non-exclusive with respect to Alamar know-how.

In connection with the Alamar Platform License Agreement, the Company issued 2,428,646 shares of its common stock to Alamar as consideration for the license. Alamar is further entitled to development and regulatory milestone payments of up to $0.8 million and $3.5 million, respectively, or up to $4.3 million in the aggregate per product, on a product-by-product basis, as well as royalties on net sales of the covered products in the low-single-digit percentage range. Milestone payments are contingent consideration and are accrued when it becomes probable that the underlying milestone will be achieved. No milestone expense was recorded during the three and six months ended June 30, 2026 and 2025. The remaining milestones were considered not probable to be achieved as of June 30, 2026 and December 31, 2025. Royalties will be recognized as cost of sales when the covered products are sold and royalties are payable.

EndPath License Agreement and Equity Distribution

In July 2025, the Company entered into a license agreement with EndPath RadioTherapeutics, Inc. (formerly Isotovia Biosciences, Inc.) (“EndPath”) pursuant to which the Company granted EndPath an exclusive, worldwide license to certain of the Company’s ATTOBODY Platform technology for use in the development and commercialization of radioligand products (the “EndPath Agreement”). Under the EndPath Agreement, the Company is responsible for using its ATTOBODY Platform technology to generate and develop initial Attobodies directed to two initial targets.

As consideration for the license and related research and development obligations, the Company received 24,000,000 shares of EndPath common stock, of which 6,000,000 shares are subject to repurchase if specified conditions are not met, including the first accepted investigational new drug filing for a lead product, or certain termination events. The Company is also eligible to receive additional consideration under the EndPath Agreement of up to $14.5 million in development and regulatory milestone payments, up to $170.0 million in sales milestone payments, and low single-digit royalties on worldwide annual net sales of licensed products.

The EndPath arrangement represents a contract with a customer within the scope of ASC 606, Revenue from Contracts with Customers. The Company identified separate performance obligations for each of the two initial target programs, each consisting of the applicable license rights and related research and development services, together with related supporting activities.

As of June 30, 2026 and December 31, 2025, the Company recorded the fair value of 6,000,000 shares subject to repurchase as an asset with a corresponding customer deposit liability of $0.6 million, which was included in other non-current liabilities on the Company’s condensed consolidated balance sheets. The customer deposit liability remains outstanding until the repurchase option lapses, is exercised or is otherwise resolved. Upon receipt of the EndPath common stock, the Company concluded that its ownership interest met the criteria for equity method accounting. The Company elected the fair value option under ASC 825, Financial Instruments, and measured the EndPath common stock at fair value using an option pricing model based on EndPath’s Series A preferred stock.

The Company recognizes revenue using a cost-based input method over the estimated research term. The Company recognized $0.5 million and $0 of collaboration revenue under the EndPath Agreement during the three months ended June 30, 2026 and 2025, respectively. The Company recognized $0.5 million and $0 of collaboration revenue under the EndPath Agreement during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the contract liability related to the EndPath Agreement was $0 and $0.5 million, respectively, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

The EndPath common stock was recorded upon receipt at fair value as an equity investment. In September 2025, the Company distributed 24,000,000 shares of EndPath common stock received as noncash consideration under the EndPath Agreement, with an aggregate carrying value of $2.4 million, to holders of the Company’s outstanding capital stock. Following the distribution, the Company no longer held any EndPath common stock. The distribution was accounted for as an in-kind dividend and reduced the Company’s equity investment in EndPath to zero. There was no gain or loss recognized as a result of the distribution, as there was no change in the fair value of the investment in EndPath during the short holding period between the initial valuation date and the distribution date.

On March 18, 2026, the Company entered into an amendment with EndPath related to the targets being developed. The amendment had no material impact on the condensed consolidated financial statements.

6.
Commitments and Contingencies

Leases

The Company leases its office, laboratory and storage spaces in San Carlos, California under a non-cancelable operating lease expiring on June 30, 2028.

As of June 30, 2026, the future minimum lease commitments under the operating lease were as follows (in thousands):

(in thousands)
Year ended December 31,
2026 (remainder of the year)	$1,134
2027	2,333
2028	1,200
Total future minimum lease payments	$4,667
Less: Imputed interest	(341)
Present value of operating lease liabilities	$4,326

Legal Contingencies

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by the Company is required to determine both probability and the estimated amount. Management is currently not aware of any legal matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Indemnification Agreements

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ liability insurance.

7.
Redeemable Convertible Preferred Stock

As of June 30, 2026 and December 31, 2025, redeemable convertible preferred stock consisted of the following (in thousands, except share and price data):

	June 30, 2026 and December 31, 2025
	Shares Authorized	Original Issue Price	Shares Issued and Outstanding	Carrying Value	Liquidation Value
Series A-1	30,425,000	$1.00	30,425,000	$26,046	$30,425
Series A-2	27,659,090	$1.10	27,659,090	30,407	30,425
Series B	76,363,636	$1.38	76,363,636	111,773	105,000
Series C	65,454,544	$1.38	65,454,544	90,000	90,000
	199,902,270		199,902,270	$258,226	$255,850

In May 2024, the Company entered into the Series B redeemable convertible preferred stock purchase agreement (the “Series B Purchase Agreement”) with certain investors and issued 38,181,818 shares of Series B redeemable convertible preferred stock at

$1.375 per share for total gross proceeds of $52.5 million. The Series B Purchase Agreement also provided for the issuance and sale to the same investors of an additional 38,181,818 shares of Series B redeemable convertible preferred stock (“Series B Second Tranche Shares”) on the same terms as the shares issued at the initial closing, upon achieving the first dosing milestone or if the achievement of such milestone conditions is waived in writing by the holders of at least 66% of the then-outstanding shares of Series B redeemable convertible preferred stock (the “Series B Requisite Holders”) and the Board of Directors of the Company, including a majority of the then seated Preferred Directors (the “Series B Milestone Closing”) on or before June 30, 2026, or, at the option of the investors, at any time before that date. The Series B redeemable convertible preferred stock was recorded at its fair value of $47.5 million, less issuance costs of $0.3 million.

In January 2025, upon the achievement of the Series B milestone, the remaining 38,181,818 shares of the Series B redeemable convertible preferred stock were issued at a price of $1.375 per share, which resulted in gross cash proceeds of $52.5 million. As a result of this issuance, the Series B preferred stock tranche liability of $6.8 million was settled and the Series B redeemable convertible preferred stock was recorded at its fair value of $59.3 million, less issuance costs of less than $0.1 million (see Note 8).

In March 2025, the Company issued 65,454,544 shares of its Series C redeemable convertible preferred stock at a purchase price of $1.375 per share for total gross proceeds of $90.0 million. The Series C redeemable convertible preferred stock was recorded at fair value based on proceeds received, less issuance costs of $0.3 million.

On August 6, 2026, upon the closing of the Company’s IPO, all outstanding redeemable convertible preferred stock automatically converted into 21,517,976 shares of common stock. Prior to the closing of the Company’s IPO, the holders of redeemable convertible preferred stock had the following rights and preferences:

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary or a deemed liquidation event, including a merger, acquisition or sale of all or substantially all of the Company’s assets, (each a “Liquidation Event”), the holders of Series C and Series B redeemable convertible preferred stock were entitled to receive on a pari passu basis, prior and in preference to any distribution of any of the assets of the Company to the holders of Series A-1 redeemable convertible preferred stock, Series A-2 redeemable convertible preferred stock and common stock, an amount per share equal to the original issue price, plus any dividends declared but unpaid thereon.

After full payment to holders of the Series C and Series B redeemable convertible preferred stock, the holders of Series A-1 and A-2 redeemable convertible preferred stock were entitled to receive on a pari passu basis, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to the applicable original issue price, plus any dividends declared but unpaid thereon.

If the assets and funds were insufficient to permit the payment to holders of the redeemable convertible preferred stock of the full preferential amounts, then the entire assets and funds legally available for distribution to stockholders would be distributed ratably among the holders of the respective series of redeemable convertible preferred stock in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Upon completion of the distributions of the full amounts required above, all of the remaining assets of the Company available for distribution would be distributed among the holders of redeemable convertible preferred stock and common stock pro rata on an as-converted basis, provided, however, that if the aggregate amount the holders of redeemable convertible preferred stock were entitled to receive exceeded two and one-half times the applicable original issue price per share of the redeemable convertible preferred stock, as adjusted, plus any dividends declared but unpaid thereon (the “Participation Cap”), each holder of the redeemable convertible preferred stock would only be entitled to receive the greater of (a) the Participation Cap and (b) the amount such holder would have received if all shares of such series of redeemable convertible preferred stock had been converted into common stock immediately prior to such Liquidation Event.

Conversion

Each share of redeemable convertible preferred stock was convertible, at the option of the holder thereof, at any time, into such number of fully paid and nonassessable shares of common stock as was determined by dividing the applicable original issue price by the conversion price of $9.29 for shares of Series A-1 redeemable convertible preferred stock, $10.22 for Series A-2 redeemable convertible preferred stock and $12.77 for shares of Series B and Series C redeemable convertible preferred stock, as adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like, as well as any down-round anti-dilution adjustments.

Each share of redeemable convertible preferred stock would automatically be converted into shares of common stock at the then-effective conversion rate either (a) upon the closing of the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, that was either (i) approved by the holders of at least 66% of the outstanding shares of redeemable convertible preferred stock, voting together as a single class on an as-converted basis (“Requisite Holders”), including the Series B Requisite Holders and Series C Requisite Holders, or (ii) at a price of at least $15.33 per share, resulting in at least $100.0 million of gross proceeds to the Company and in connection with such offering the Company’s common stock was listed for trading on the Nasdaq Stock Market’s National Market, the New York Stock Exchange or such other international exchange of equal stature, or (b) by vote or written consent of the Requisite Holders.

Dividends

The holders of the outstanding shares of Series C and Series B redeemable convertible preferred stock were entitled to receive, only when, as and if declared by the Company’s board of directors, out of any funds and assets legally available therefor, non-cumulative dividends at the rate of 8% of the original issue price for each share of Series C and Series B redeemable convertible preferred stock, prior and in preference to any dividends paid to the holders of Series A-1 redeemable convertible preferred stock, Series A-2 redeemable convertible preferred stock and common stock (other than dividends on shares of common stock payable in shares of common stock). The holders of the outstanding shares of Series A-2 and Series A-1 redeemable convertible preferred stock were entitled to receive, only when, as and if declared by the Company’s board of directors, out of any funds and assets legally available therefor, non-cumulative dividends at the rate of 8% of the original issue price for each share of Series A-1 and Series A-2 redeemable convertible preferred stock, prior and in preference to any dividends paid to the holders of common stock (other than dividends on shares of common stock payable in shares of common stock). After payment of the full amount of any dividends described above, any additional dividends would be distributed among all holders of common stock and the redeemable convertible preferred stock on an as-converted basis. Whenever a dividend was payable in property other than cash, the value of such dividend was deemed to be the fair market value of such property as determined in good faith by the Company’s board of directors.

No dividends were declared as of June 30, 2026 and December 31, 2025.

Voting

The holders of each share of redeemable convertible preferred stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of redeemable convertible preferred stock could be converted. With respect to such votes, the holders had full voting rights and powers equal to the voting rights and powers of common stock.

The holders of Series C redeemable convertible preferred stock, exclusively and as a separate class, were entitled to elect one director of the Company. The holders of Series B redeemable convertible preferred stock, exclusively and as a separate class, were entitled to elect one director of the Company. The holders of Series A-1 redeemable convertible preferred stock and Series A-2 redeemable convertible preferred stock, exclusively and as a separate class, were entitled to elect two directors of the Company. The holders of common stock, exclusively and as a separate class, were entitled to elect two directors of the Company. The holders of shares of redeemable convertible preferred stock and common stock were entitled, voting together as a combined class and on an as-converted basis, to elect the remaining directors of the Company.

Redemption

The shares of Series C redeemable convertible preferred stock were to be redeemed by the Company at a price per share equal to the applicable original issue price, plus all declared but unpaid dividends thereon, in one installment commencing not more than 60 days after receipt by the Company and the other holders of Series C redeemable convertible preferred stock of written notice requesting redemption of all shares of Series C redeemable convertible preferred stock held by such holder of Series C redeemable convertible preferred stock. Such redemption could occur at any time on or after March 31, 2035, provided that a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, or a deemed liquidation event, had not occurred prior to that date.

The shares of Series B redeemable convertible preferred stock were to be redeemed by the Company at a price per share equal to the applicable original issue price, plus all declared but unpaid dividends thereon, in one installment commencing not more than 60 days after receipt by the Company and the other holders of Series B redeemable convertible preferred stock of written notice requesting redemption of all shares of Series B redeemable convertible preferred stock held by such holder of Series B redeemable convertible preferred stock. Such redemption could occur at any time on or after March 31, 2035, provided that a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, or a deemed liquidation event, had not occurred prior to that date.

The shares of Series A-1 redeemable convertible preferred stock and Series A-2 redeemable convertible preferred stock were not redeemable other than upon the occurrence of a Liquidation Event.

8.
Preferred Stock Tranche Liability

The Company determined that the contingent obligation to issue additional shares of Series B redeemable convertible preferred stock (the “Series B Second Tranche Shares”) upon the achievement of a specified development milestone (the “Series B Milestone”), at the related closing (the “Series B Milestone Closing”), represented a freestanding instrument. This instrument, referred to as the Series B preferred stock tranche liability, was accounted for as a liability, initially recorded and subsequently remeasured at fair value until the settlement or expiration.

The Series B preferred stock tranche was settled in January 2025 when the Series B milestone was achieved. The Company remeasured the Series B preferred stock tranche liability in January 2025 and determined that the fair value of the liability was $6.8 million, and recorded an approximately $0.2 million loss in its condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2025.

The preferred stock tranche liability was valued using a probability-weighted present value calculation. In determining the fair value of the preferred stock tranche liability, estimates and assumptions impacting fair value included (i) discount rates, (ii) the expected term of the forward, and (iii) the probability of the tranche closing. Significant increases (decreases) in any of those inputs in isolation may result in a significant change in fair value measurement. The Company determined the per share future value of the Series B redeemable convertible preferred stock by back-solving to the original issue price of the Series B redeemable convertible preferred stock financing. In January 2025, upon the achievement of the Series B milestone, the Series B Milestone Closing was completed, and the associated Series B preferred stock tranche liability was settled. The fair value of the Series B redeemable convertible preferred stock was $1.55 per share and represented the only input used in determining the fair value of the Series B preferred stock tranche liability upon the Series B Milestone Closing.

9.
Common Stock

As of June 30, 2026, the Company was authorized to issue 284,023,000 shares of common stock with a par value of $0.0001 per share. There were 4,529,100 shares of common stock issued and outstanding as of June 30, 2026.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	June 30, 2026	December 31, 2025
Conversion of redeemable convertible preferred shares	21,517,976	21,517,976
Stock options issued and outstanding	2,686,080	2,642,930
Stock options available for future grant	383,816	448,980
Total common stock reserved	24,587,872	24,609,886

10.
Share-based Compensation

In 2023, the Company adopted the 2023 Equity Incentive Plan (“2023 Plan”), under which the Board of Directors can issue options to purchase shares of common stock. As of June 30, 2026, there were 3,293,424 shares of common stock authorized and reserved for issuance under the 2023 Plan, of which 383,816 shares remained available for future grant.

Options

A summary of stock option activity is set forth below:

	Outstanding Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2026	2,642,930	$3.93	8.76	$2,621
Granted	80,817	$7.99
Exercised	(21,992)	$1.92		$134
Forfeited or expired	(15,675)	$4.58
Outstanding, June 30, 2026	2,686,080	$4.07	8.31	$14,031
Shares exercisable, June 30, 2026	1,102,348	$3.72	8.11	$6,144
Vested and expected to vest, June 30, 2026	2,686,080	$4.07	8.31	$14,031

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock as of June 30, 2026.

The total fair value of options that vested during the six months ended June 30, 2026 and 2025 was $1.5 million and $0.9 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $5.17 and $3.28, respectively.

As of June 30, 2026, there was $4.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Awards (“RSAs”)

Activity with respect to restricted stock awards was as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	333,678	$2.69
Vested	(125,136)	$2.69
Unvested at June 30, 2026	208,542	$2.69

As of June 30, 2026, there was $0.6 million of unrecognized stock-based compensation expense related to unvested RSAs, which is expected to be recognized over a weighted-average period of 0.8 years. No RSAs were repurchased or cancelled during the six months ended June 30, 2026 and 2025.

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense related to awards granted to employees and non-employees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$241	$184	$480	$338
General and administrative	451	379	898	687
Total stock-based compensation expense	$692	$563	$1,378	$1,025

11.
Related Party Transactions

Alamar Platform License Agreement

In June 2023, the Company issued 2,428,646 shares of its common stock to Alamar, an existing holder of the Company’s common stock, in exchange for the in-process research and development asset acquired under the Alamar Platform License Agreement (see Note 5). Alamar owned 800,632 shares of the Company’s common stock prior to this transaction, which was received by Alamar upon the Company’s incorporation in December 2022.

Alamar Lease Agreement

In June 2023, the Company entered into a lease agreement with Alamar, which was amended four times between October 2023 and October 2024, to lease approximately 10,422 square feet of office and laboratory spaces in Fremont, California. The lease expired in March 2025. The Company recognized expense of $0 and $0.2 million during the three and six months ended June 30, 2025, respectively.

Other Services Agreements

In June 2023, the Company entered into a Services Agreement (the “Services Agreement”) with Alamar, under which Alamar provides certain initial clerical, executive, and administrative services. In February 2024, the Company entered into a research services agreement (together with the Services Agreement, the “Services Agreements”) for Alamar to provide certain research diagnostic services. Under both Services Agreements, the Company recognized expense of $0.2 million and less than $0.1 million during the three months ended June 30, 2026 and 2025, respectively. Under both Services Agreements, the Company recognized expense of $0.2 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively. The Company had an accounts payable balance of less than $0.1 million as of June 30, 2026 and December 31, 2025.

12.
Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(20,687)	$(14,439)	$(39,343)	$(29,590)
Accretion of redeemable convertible preferred stock to its redemption value	—	—	—	(271)
Net loss attributable to common stockholders	(20,687)	(14,439)	(39,343)	(29,861)
Denominator:
Weighted average common shares outstanding	4,527,825	4,459,838	4,517,853	4,447,823
Less: Weighted average common shares subject to repurchase	(290,228)	(564,801)	(322,238)	(596,699)
Weighted average shares used in computing basic and diluted net loss per share	4,237,597	3,895,037	4,195,615	3,851,124
Net loss per share attributable to common stockholders, basic and diluted	$(4.88)	$(3.71)	$(9.38)	$(7.75)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30,
	2026	2025
Redeemable convertible preferred stock	21,517,976	21,517,976
Options to purchase common stock	2,686,080	2,598,290
Unvested restricted stock awards	208,542	458,814
Unvested early exercised common stock options	24,076	48,151
Total	24,436,674	24,623,231

13.
Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan (the “401(k) Plan”) covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company’s contributions to the 401(k) Plan were $0.1 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The Company’s contributions to the 401(k) Plan were $0.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

14.
Segment Reporting

The CODM uses net loss to measure segment loss and assesses performance against expectations to make resource allocation decisions. In making this assessment, the CODM reviews and evaluates net loss to monitor budget versus actual results and to analyze cash flows for purposes of allocating resources and assessing financial performance. Additionally, the CODM reviews and uses significant expense categories included within net loss as well as the disaggregated amounts within research and development expenses indicated in the table below to manage the Company’s operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

In addition to the significant expense categories included within net loss presented on the Company’s condensed consolidated statements of operations and comprehensive loss, the following table provides disaggregated amounts that comprised research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
External costs
Clinical, manufacturing, and preclinical services	$13,971	$9,206	$25,866	$17,216
Professional consulting services	889	666	1,507	1,194
Consumables and other research and development costs	728	844	1,480	1,397
Internal costs
Personnel-related costs	2,923	2,561	5,940	5,073
Facilities and overhead costs	435	311	899	564
Total research and development expenses	$18,946	$13,588	$35,692	$25,444

15.
Subsequent Events

On July 22, 2026, in addition to approving the Reverse Stock Split described in Note 2, the board of directors approved grants of stock options upon the effectiveness of the Company’s registration statement on Form S-1 (File No. 333-297452) relating to the IPO covering an aggregate of 1,642,700 shares of common stock to certain employees, consultants, and members of the board of directors. The awards are subject to service-based vesting requirements. The exercise price of the options equals the initial public offering price of $17.00 per share.

In July 2026, prior to the IPO closing, the Company’s board of directors and stockholders approved the 2026 Equity Incentive Plan (the “2026 Plan”), which became effective on August 3, 2026. The Company initially reserved 4,900,000 shares of common stock for issuance of share-based compensation awards, plus any reserved shares not issued or subject to outstanding grants under the 2023 Plan on the effective date of the 2026 Plan. Awards granted under the 2026 Plan may be either incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock units, RSAs, stock appreciation rights and other stock-based awards. Shares of common stock subject to awards granted under the 2023 Plan that are forfeited or lapse unexercised will be available for issuance under the 2026 Plan. Once the 2026 Plan became effective, no further grants were made under the 2023 Plan.

In July 2026, the Company’s board of directors and stockholders approved the 2026 Employee Stock Purchase Plan (“ESPP”), which became effective on August 4, 2026. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable purchase period. Each offering period may itself consist of one or more purchase periods. No offering period may be longer than 27 months. There were 410,000 shares of common stock initially reserved for issuance under the ESPP. The number of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2027 through January 1, 2036, by the lesser of (a) 1% of the total number of shares of all classes of the Company’s common stock, plus the total number of shares of the Company’s common stock issuable upon conversion of any preferred stock (if any) and the total number of shares of the Company’s common stock subject to any pre-funded warrants, as issued and outstanding as of the immediately preceding December 31; and (b) such number of shares of common stock determined by the board of directors of the Company or compensation committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto for the year ended December 31, 2025 included in our final prospectus for our initial public offering (the “final prospectus”), filed with the SEC on August 5, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the Securities Act). This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors,” under Part II, Item 1A. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing next-generation biotherapeutics for immune-mediated diseases with high unmet need. Our lead pipeline candidates target commercially validated pathways and are designed through our ATTOBODY biologics platform to deliver improved treatments relative to the current standards of care. Leveraging our ATTOBODY platform, we have nominated three product candidates within our first two years, including one currently in the clinic, ATTO-1310. ATTO-1310 is an ATTOBODY-based therapeutic targeting interleukin-31 (IL-31) that completed dosing in a Phase 1 clinical trial in healthy volunteers and patients in the first quarter of 2026. ATTO-2306 is an ATTOBODY-based bispecific targeting interleukin-13 (IL-13) and IL-31 that is in investigational new drug (IND)-enabling studies, and we expect to commence a Phase 1 clinical trial in the first half of 2027. Lastly, ATTO-1091 is our trispecific ATTOBODY-based Fc fusion protein that is designed to block TL1A, IL-23 and integrin α4ß7 simultaneously, is currently in IND-enabling studies, and, subject to IND clearance, is expected to enter a Phase 1 clinical trial in the first half of 2027.

All of our product candidates have been internally discovered using our ATTOBODY biparatopic biologics platform, which we have in-licensed from Alamar Biosciences, Inc. (Alamar). Our ATTOBODY platform uses an evolution-driven, high-throughput process which allows for rapid discovery and the creation of a high diversity of potential product candidates. Our initial focus for ATTOBODIES has been to develop novel biotherapeutics targeting highly synergistic, clinically and commercially validated pathways where early data indicates the potential of our candidates to deliver next-generation treatments relative to the current standards of care. Our early-stage discovery efforts have further expanded our pipeline to additional complex biologics, including conditional “AND” gate bispecifics directed against novel targets, which are historically difficult to develop with conventional antibody technology.

We have incurred significant losses and negative cash flows from operations since our inception. Our net loss for the years ended December 31, 2025 and 2024 was $60.6 million and $39.8 million, respectively. Our net loss for the six months ended June 30, 2026 and 2025 was $39.3 million and $29.6 million, respectively. As of June 30, 2026, we had an accumulated deficit of $150.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements.

We have devoted substantially all of our resources to organizing our company, hiring personnel, business planning, acquiring and developing our product candidates, performing research and development, conducting research, preclinical studies and clinical trials, enabling manufacturing activities in support of our product development efforts, building our platform technologies, establishing, expanding and protecting our intellectual property portfolio, establishing licensing arrangements, raising capital, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We expect to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as we continue our development of and seek regulatory approvals for our product candidates and commercialize any approved products, seek to expand our product pipeline and invest in our organization. Our ability to achieve and sustain profitability will depend on our ability to successfully develop, obtain regulatory approval for and commercialize our product candidates. There can be no assurance that we will ever generate product revenue or achieve profitability, or if achieved, that the product revenue or profitability will be sustained on a continuing basis.

From inception through June 30, 2026, we have primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock in private placements. As of June 30, 2026, we have received aggregate gross proceeds of

$255.8 million from sales of shares of our redeemable convertible preferred stock, which includes aggregate gross proceeds of $52.5 million from the sale of the second tranche of our Series B redeemable convertible preferred stock in January 2025 and aggregate gross proceeds of $90.0 million from the sale of our Series C redeemable convertible preferred stock in March 2025.

On August 6, 2026, we completed our initial public offering of our common stock (the IPO), in which we issued and sold an aggregate of 19,550,000 shares of common stock (inclusive of 2,550,000 shares issued and sold pursuant to the exercise by the underwriters of their option to purchase additional shares) at a price to the public of $17.00 per share, for aggregate gross proceeds of $332.4 million and net proceeds of approximately $305.4 million, after deducting underwriting discounts and commissions and estimated offering costs.

Given our stage of development, we currently have no sales, marketing or commercialization capabilities. However, we intend to build the necessary sales, marketing and commercialization capabilities and infrastructure over time as our product candidates advance through clinical development. We expect to spend a significant amount on development and marketing costs prior to obtaining regulatory and marketing approval of one or more of our product candidates. We expect that our expenses and capital requirements will increase substantially in the near- to mid-term as we continue our development efforts for ATTO-1310, ATTO-2306, ATTO-1091, and our other development programs, add clinical, scientific, sales and marketing, operational and financial personnel, including personnel to support our product development and potential future commercialization activities, and to make any milestone or royalty payments that become due under our existing or future license or collaboration agreements. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities, together with the net proceeds from our IPO, will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2030. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

License Agreements

Alamar Platform License Agreement

We are party to a Second Amended and Restated Platform License Agreement (the Alamar Platform License Agreement) with Alamar, which is effective as of June 1, 2023. Under the Alamar Platform License Agreement, Alamar granted us a worldwide, non-transferable, sublicensable license to use the antibody engineering platform developed by or on behalf of Alamar (the ATTOBODY Platform) within the therapeutic field (the Alamar License). The Alamar License allows us to identify new molecules or gene codes, research, develop, manufacture, and commercialize new or existing molecules or gene codes identified using the ATTOBODY Platform (Products), and to develop improvements to the ATTOBODY Platform. This license is exclusive in the therapeutic field with respect to Alamar patents and patent applications, and non-exclusive with respect to Alamar know-how.

In connection with the execution of the Alamar Platform License Agreement, on June 1, 2023, we issued 2,428,646 shares of our common stock to Alamar as consideration for the Alamar License. The Alamar Platform License Agreement requires us to pay Alamar up to $4.3 million per Product in aggregate milestone payments upon the completion of certain clinical and regulatory milestones. The Alamar Platform License Agreement also requires that we pay Alamar tiered royalties in low single digit percentages on net sales of Products on a Product-by-Product basis, subject to certain deductions, provided that if no valid claim covers a Product in a country, then the royalty percentage applicable to net sales in such country shall be reduced to percentages also in the low single digits.

Milestone payments are contingent consideration and are accrued when it becomes probable that the underlying milestone will be achieved. We recorded $0.3 million as research and development expenses in our consolidated statements of operations during the year ended December 31, 2025, related to the achievement of a development milestone for ATTO-3712, a prior product candidate that ATTO-2306 is designed to improve upon. The remaining milestones were considered not probable to be achieved as of June 30, 2026 and December 31, 2025. Royalties will be recognized as cost of sales when products are sold and royalties are payable.

EndPath License Agreement and Equity Distribution

In July 2025, we entered into a license agreement with EndPath RadioTherapeutics, Inc. (formerly Isotovia Biosciences, Inc.) (EndPath), under which we granted EndPath an exclusive, worldwide license to certain of our ATTOBODY platform technology for radioligand products (the EndPath Agreement) and agreed to perform initial research and development services for two targets. We account for the EndPath Agreement as a customer contract under ASC Topic 606, Revenue from Contracts with Customers (ASC 606) and recognized $0.5 million and $1.4 million of collaboration revenue during the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. We may recognize additional revenue in future periods from variable consideration of $0.6 million, currently recognized as customer deposit liability, and, if achieved, milestone payments and royalties under the EndPath Agreement.

See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Components of Our Results of Operations

Revenue

We recognize collaboration revenue from the EndPath Agreement for research and development services related to radioligand products. To date, we have not generated any revenue from the sale of products. We do not expect to generate any such revenue unless and until such time as our product candidates have advanced through clinical development and regulatory approval, if ever. If we fail to complete preclinical and clinical development of any product candidates or obtain regulatory approval for them, our ability to generate future product revenues, and our results of operations and financial position would be adversely affected.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Research and development expenses consist of external and internal costs primarily related to acquiring our product candidate pipeline and technologies, and preclinical and clinical development of our product candidates.

External costs include:

•
costs incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third parties that conduct clinical trials and manufacture clinical supplies, product candidates, and components on our behalf;
•
costs related to compliance with regulatory requirements;
•
costs associated with acquiring technology and intellectual property licenses that have no alternative future uses and costs incurred under in-license agreements, including milestone payments; and
•
costs for third-party professional research and development consulting services.

Internal costs include:

•
research and development personnel-related costs, including salaries, benefits, travel and meals expenses and stock-based compensation expense; and
•
allocated facilities and other overhead costs, including software, computer supplies and accessories and other miscellaneous expenses.

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our condensed consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or as related services are performed. Since our inception and through June 30, 2026, substantially all of our third-party expenses were related to the development of ATTO-1310, ATTO-2306, ATTO-3712 and ATTO-1091. We do not allocate employee costs, laboratory supplies and facilities, including other internal costs, to specific product candidates because these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily for managing our process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate indication.

We expect our research and development expenses to increase substantially for the foreseeable future as we advance our product candidates into and through clinical trials, pursue regulatory approval of our product candidates, build our operational and commercial capabilities for supplying and marketing our products, if approved, and expand our pipeline of product candidates. We expect to incur significant manufacturing costs as our CMOs develop scaled commercial manufacturing processes. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, clinical data, investment in our clinical programs, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion of costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if approved by the U.S. Food and Drug Administration (the FDA) and other applicable regulatory authorities.

Our future research and development costs may vary significantly based on factors such as:

•
the progress, timing and results of our preclinical studies and clinical development activities for ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
the amount and timing of any milestone payment due under an existing, or any future, license or collaboration agreement;
•
the costs and fees associated with discovery, acquisition or in-license of our products or technologies, including to maintain and expand our ATTOBODY platform;
•
the number of patients that participate in our clinical trials, and per participant clinical trial costs;
•
the number and duration of clinical trials required for approval of our product candidates;
•
the number of sites included in our clinical trials, and the locations of those sites;
•
delays or difficulties in adding trial sites, and enrolling participants in our clinical trials, or higher than expected patient drop-out or discontinuation rates;
•
potential additional safety monitoring requested by regulatory authorities;
•
the phase of development of our product candidates;
•
the efficacy and safety profile of our product candidates;
•
the timing, receipt, and terms of any approvals from applicable regulatory authorities including the FDA and foreign regulators;
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;
•
changes in the competitive outlook; and
•
the extent we pursue strategic collaborations, including collaborations to commercialize ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses to which we establish additional strategic collaborations or other arrangements.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs, legal and consulting services, including those relating to intellectual property and corporate matters, and allocated overhead, including software, computer supplies and accessories, insurance and other miscellaneous expenses. Personnel-related costs include salaries, annual bonuses, benefits, recruiting fees, travel and meal expenses and stock-based compensation for our general and administrative personnel.

We expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and facility occupancy costs, as well as various incremental costs associated with operating as a public company. We expect that our costs will increase related to legal, audit, accounting fees, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company. We also expect to increase the size of our administrative function to support the growth of our business.

Interest Income

Interest income primarily consists of interest income earned on our invested cash, cash equivalents and marketable securities.

Change in Fair Value of Preferred Stock Tranche Liability

Our Series A and Series B redeemable convertible preferred stock purchase agreements included contingent obligations for us to issue shares of Series A-2 redeemable convertible preferred stock and Series B redeemable convertible preferred stock, respectively, at future dates (the preferred stock tranche liabilities). The preferred stock tranche liabilities were determined to be freestanding instruments within the scope of ASC 480, Distinguishing Liabilities from Equity that should be accounted for at fair value and remeasured at fair value each reporting period with changes recognized in the condensed consolidated statements of operations and comprehensive loss.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Revenue
Collaboration revenue	$450	$—	$450	100%
Total revenue	450	—	450
Operating expenses:
Research and development	$18,946	$13,588	5,358	39%
General and administrative	3,307	3,032	275	9%
Total operating expenses	22,253	16,620	5,633	34%
Loss from operations	(21,803)	(16,620)	(5,183)	31%
Other income (expense):
Interest income	1,141	2,041	(900)	(44)%
Other income (expense), net	(25)	140	(165)	(118)%
Total other income (expense), net	1,116	2,181	(1,065)	(49)%
Net loss	$(20,687)	$(14,439)	$(6,248)	43%

Collaboration Revenue

For the three months ended June 30, 2026, we recognized collaboration revenue of $0.5 million related to the EndPath Agreement, compared to no collaboration revenue for the three months ended June 30, 2025. See Note 5 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change	% Change
External costs:
Clinical, manufacturing, and preclinical services	$13,971	$9,206	$4,765	52%
Professional consulting services	889	666	223	33%
Consumables and other research and development costs	728	844	(116)	(14)%
Internal costs:
Personnel-related costs	2,923	2,561	362	14%
Facilities and overhead costs	435	311	124	40%
Total research and development expenses	$18,946	$13,588	$5,358	39%

Research and development expenses increased by $5.4 million, from $13.6 million for the three months ended June 30, 2025 to $18.9 million for the three months ended June 30, 2026. The increase was primarily attributable to higher clinical, manufacturing, and preclinical services of $4.8 million due to CRO and CMO development activities related to ATTO-1310, ATTO-2306, ATTO-3712 and ATTO-1091.

Personnel-related costs increased by $0.4 million, from $2.6 million for the three months ended June 30, 2025 to $2.9 million for the three months ended June 30, 2026, primarily due to an increase in headcount to support our programs.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, from $3.0 million for the three months ended June 30, 2025 to $3.3 million for the three months ended June 30, 2026. The increase was driven primarily by an increase in personnel-related costs due to higher headcount, together with higher legal, accounting, information technology and business development professional services to support our growth and our transition to operating as a public company.

Interest Income

Interest income decreased by $0.9 million, from $2.0 million for the three months ended June 30, 2025 to $1.1 million for the three months ended June 30, 2026, as a result of lower investment balances during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	% Change
Revenue
Collaboration revenue	$450	$—	$450	100%
Total revenue	450	—	450
Operating expenses:
Research and development	35,692	25,444	10,248	40%
General and administrative	6,516	7,280	(764)	(10)%
Total operating expenses	42,208	32,724	9,484	29%
Loss from operations	(41,758)	(32,724)	(9,034)	28%
Other income (expense):
Interest income	2,467	3,167	(700)	(22)%
Change in fair value of preferred stock tranche liability	—	(170)	170	(100)%
Other income (expense), net	(52)	137	(189)	(138)%
Total other income (expense), net	2,415	3,134	(719)	(23)%
Net loss	$(39,343)	$(29,590)	$(9,753)	33%

Collaboration Revenue

For the six months ended June 30, 2026, we recognized collaboration revenue of $0.5 million related to the EndPath Agreement, all of which was recognized in the three months ended June 30, 2026, compared to no collaboration revenue for the six months ended June 30, 2025. See Note 5 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	% Change
External costs:
Clinical, manufacturing, and preclinical services	$25,866	$17,216	$8,650	50%
Professional consulting services	1,507	1,194	313	26%
Consumables and other research and development costs	1,480	1,397	83	6%
Internal costs:
Personnel-related costs	5,940	5,073	867	17%
Facilities and overhead costs	899	564	335	59%
Total research and development expenses	$35,692	$25,444	$10,248	40%

Research and development expenses increased by $10.2 million, from $25.4 million for the six months ended June 30, 2025 to $35.7 million for the six months ended June 30, 2026. The increase was primarily attributable to the following: Clinical, manufacturing, and preclinical services increased by $8.7 million, from $17.2 million for the six months ended June 30, 2025 to $25.9 million for the six months ended June 30, 2026, primarily due to increased CRO and CMO activities related to the development of ATTO-1310, ATTO-2306, ATTO-3712 and ATTO-1091. Professional consulting services expense increased by $0.3 million to support the advancement and expansion of our pipeline programs.

Personnel-related costs increased by $0.9 million primarily as a result of increased research and development headcount and higher stock-based compensation expense. Facilities and overhead costs increased primarily as a result of higher laboratory equipment depreciation expense and higher software subscription costs.

General and Administrative Expenses

General and administrative expenses decreased by $0.8 million, from $7.3 million for the six months ended June 30, 2025 to $6.5 million for the six months ended June 30, 2026. The decrease was primarily driven by a decrease in professional services and consulting expenses of $1.1 million due to lower legal, accounting and other professional services compared to the prior year period, which included the write-off of previously deferred offering costs, partially offset by an increase in personnel-related costs of $0.5 million as a result of higher headcount and higher stock-based compensation expense.

Interest Income

Interest income decreased by $0.7 million, from $3.2 million for the six months ended June 30, 2025 to $2.5 million for the six months ended June 30, 2026 as a result of lower investment balances during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Change in Fair Value of Preferred Stock Tranche Liability

Our Series B preferred stock tranche liability was settled in January 2025 upon achievement of the Series B milestone. The remeasurement of the liability through settlement resulted in a loss of approximately $0.2 million loss during the six months ended June 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Prior to our IPO, we primarily funded our operations from sales of shares of our redeemable convertible preferred stock in private placements.

As of June 30, 2026, we had $115.1 million in cash, cash equivalents and marketable securities. We will continue to require substantial additional capital in the future to support further development of our product candidates and maintain our operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to raise additional capital through equity or debt financings, collaborations, licensing arrangements or other sources. We believe that our existing cash, cash equivalents and marketable securities, together with the net proceeds from our IPO, will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of June 30, 2026, together with the net proceeds from our IPO, will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2030.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates, further our research and development initiatives for our product candidates, expand our corporate infrastructure, including the costs associated with being a public company, and incur costs associated with potential commercialization. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses, and prepaid expenses.

Our future funding requirements will depend on many factors, including the following:

•
the progress, timing and results of preclinical studies and clinical trials for ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates, including the costs of any third-party products used as combination agents in our combination clinical trials;
•
further development of our ATTOBODY platform;
•
the extent to which we develop, in-license or acquire any future product candidates or technologies;
•
the number and development requirements of any future product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
•
the costs, timing and outcome of obtaining regulatory approvals of our current or future product candidates;
•
the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our current or future product candidates;
•
the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
•
the costs associated with commercializing any approved product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
to the extent we pursue strategic collaborations, including collaborations to commercialize ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the costs associated with completing any post-marketing studies or trials required by FDA, or other comparable foreign regulatory authorities;
•
the revenue, if any, received from commercial sales of ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates, if any are approved;
•
our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•
patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation;

•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
•
the costs associated with hiring additional personnel and consultants as our clinical and preclinical activities increase;
•
the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and
•
the effects of competing technological and market developments as well as disruptions to and volatility in the credit and financial markets.

Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures.

Until such time that we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financing, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(34,932)	$(26,697)
Investing activities	29,365	(103,459)
Financing activities	(1,797)	141,966
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,364)	$11,810

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $34.9 million, consisting of a net loss of $39.3 million, partially offset by non-cash charges of $2.3 million and a decrease in net operating assets of $2.1 million. The net loss was primarily due to our operating expenses as we invest in our research and development efforts. The decrease in net operating assets was primarily due to an increase in accounts payable and a decrease in prepaid expenses and other current assets, partially offset by a decrease in accrued expenses and other current liabilities and a decrease in operating lease liability. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expense and depreciation expenses, partially offset by net gain from accretion of net discounts on marketable securities.

During the six months ended June 30, 2025, net cash used in operating activities was $26.7 million, consisting of a net loss of $29.6 million, partially offset by non-cash charges of $1.3 million and a decrease in net operating assets of $1.6 million. The net loss was primarily due to our operating expenses as we invest in our research and development efforts. The decrease in net operating assets was primarily due to an increase in accounts payable and a decrease in prepaid expenses and other current assets, partially offset by a decrease in accrued expenses and other current liabilities. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expenses, depreciation expenses, and write-off of deferred offering costs, partially offset by net gain from accretion of net discounts on marketable securities.

Investing Activities

During the six months ended June 30, 2026, net cash provided by investing activities was $29.4 million, consisting of net proceeds from maturities of marketable securities of $29.7 million, partially offset by purchases of property and equipment of $0.4 million.

During the six months ended June 30, 2025, net cash used in investing activities was $103.5 million, consisting of net purchases of marketable securities of $101.6 million and purchases of property and equipment of $1.9 million.

Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities was $1.8 million, consisting primarily of payments of deferred offering costs.

During the six months ended June 30, 2025, net cash provided by financing activities was $142.0 million, consisting primarily of $89.7 million in net proceeds from the issuance of our Series C redeemable convertible preferred stock net of issuance costs and $52.5 million in net proceeds from issuance of the second tranche of our Series B redeemable convertible preferred stock net of issuance costs, partially offset by payments of deferred offering costs of $0.4 million.

Contractual Obligations and Other Commitments

We have milestones and royalty payments due to Alamar under the Alamar Platform License Agreement. Alamar is entitled to development and regulatory milestone payments of up to $0.8 million and $3.5 million, respectively, or up to $4.3 million in the aggregate per Product, as well as tiered royalties in low single digit percentages on net sales of Products. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We recorded $0.3 million as research and development expenses during the year ended December 31, 2025, related to the achievement of a development milestone for ATTO-3712. No other milestone payments were considered probable to occur as of June 30, 2026 and December 31, 2025.

We entered into a lease for office, laboratory and storage space commencing on January 31, 2025, and expiring on June 30, 2028. Total future minimum lease commitments under the lease agreement as of June 30, 2026 are $4.7 million.

We enter into contracts in the normal course of business with suppliers, CROs, CMOs, clinical trial sites, and similar service providers. These agreements provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancellable obligations under these agreements are not material. We did not have any non-cancelable obligations under these agreements as of June 30, 2026 and December 31, 2025.

We also have remaining research and development performance obligations under the EndPath Agreement, and we have recorded a customer deposit liability of $0.6 million as of June 30, 2026 and December 31, 2025 in respect of shares of EndPath common stock subject to repurchase. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We did not have any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, as of June 30, 2026 and December 31, 2025.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including but not limited to those related to accrued research and development costs and stock-based compensation expense, including the fair value of our common stock for periods prior to the completion of our IPO. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 5, 2026 and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, except as described in Note 2 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on August 5, 2026.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act Transition Period and Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company (EGC). The Jumpstart Our Business Startups Act (the JOBS Act) permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

We are also a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the Exchange Act). We will continue to be a smaller reporting company if either (i) the market value of our capital stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our capital stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that because of the inherent limitations in all control systems, any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and the benefits of controls and procedures must be considered relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. We cannot assure you that any of the events discussed below will not occur. These events could adversely impact our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future.

Risks Related to Our Financial Position, Limited Operating History and Need for Additional Capital

We have a limited operating history, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for investors to evaluate our business, likelihood of success and viability.

We are an early clinical-stage biopharmaceutical company with a limited operating history. We commenced operations in 2023, have no products approved for commercial sale and have never generated any product revenue. Drug development is a highly speculative undertaking and involves a substantial degree of risk. It entails substantial upfront capital expenditures and significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. To date, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and licensed technologies, building our pipeline, conducting preclinical studies and early-stage clinical trials, organizing and staffing our Company, business planning, establishing and maintaining our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates, raising capital and providing general and administrative support for these operations.

We have not yet demonstrated an ability to successfully complete any clinical trials, including for our product candidates, ATTO-1310, ATTO-2306 and ATTO-1091, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies developing targeted therapeutic candidates for immune-mediated diseases. We also may need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant operating losses since our inception and have not generated any product revenue. We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses in each reporting period since our inception, have not generated any product revenue to date and have financed our operations principally through sales of our redeemable convertible preferred stock and our common stock. For the years ended December 31, 2025 and 2024, we reported a net loss of $60.6 million and $39.8 million, respectively, and for the six months ended June 30, 2026 and 2025, we reported a net loss of $39.3 million and $29.6 million, respectively. We had an accumulated deficit of $150.4 million as of June 30, 2026. There is no assurance that we will obtain financing from other sources, or that we will be able to obtain such financing on favorable terms, if at all. Substantially all of our losses have resulted from expenses incurred in connection with the development and in-licensing of intellectual property related to our pipeline of biotherapeutics, the research and development of ATTO-1310, ATTO-2306, and ATTO-1091, and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance ATTO-1310, ATTO-2306, and ATTO-1091 through clinical development. Our prior losses have had, and combined with expected future losses will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and planned clinical trials for ATTO-1310 and our planned clinical trial for ATTO-2306, and in connection with preclinical development and potential future clinical development of and other product candidates, including ATTO-1091. In addition, if we obtain regulatory approval for ATTO-1310, ATTO-2306, and ATTO-1091 or any future product candidates, we will incur significant sales, marketing, manufacturing and distribution expenses in connection with the commercialization of ATTO-1310, ATTO-2306, ATTO-1091 or any other future product candidates. We may never succeed in these activities and, even if we do, we may never generate any revenue or revenue that is significant enough to achieve profitability.

As a result, we expect to continue to incur significant and increasing net losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing therapeutic products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To become and remain profitable, we must succeed in discovering, developing, obtaining regulatory approvals for, and eventually commercializing products that generate significant revenue. We are only in the preliminary stages of these activities.

Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. In addition, we expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely on the results of any quarterly or annual periods as indications of future operating performance. If we fail to become and remain profitable, there may be an adverse effect on the value of our company which could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidate pipeline, achieve our strategic objectives or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or development programs, any future commercialization efforts or other operations.

Developing therapeutic products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates, ATTO-1310, ATTO-2306 and ATTO-1091, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, continue our ongoing clinical trials, initiate additional clinical trials, seek to expand our product pipeline and clinical applications, seek regulatory approval for our current and future product candidates, and invest in our organization. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

We had $115.1 million in cash, cash equivalents and marketable securities as of June 30, 2026. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of June 30, 2026, together with the net proceeds from our IPO, will be sufficient for us to fund our operations into 2030. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will be dependent on many factors, including:

•
the progress, timing and results of preclinical studies and clinical trials for ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates;
•
further development of our ATTOBODY platform;
•
the extent to which we develop, in-license, out-license or acquire any future product candidates or technologies;
•
the number and development requirements of any future product candidates that we may pursue, and other indications for our current product candidates that we may pursue;

•
the costs, timing and outcome of obtaining regulatory approvals of our current or future product candidates;
•
the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our current or future product candidates;
•
the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
•
the costs associated with commercializing any approved product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
to the extent we pursue strategic collaborations, including collaborations to commercialize ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the costs associated with completing any post-marketing studies or trials required by the FDA, or other comparable foreign regulatory authorities;
•
the revenue, if any, received from commercial sales of ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates, if any are approved;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation; and
•
the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims.

We will require additional capital to complete our planned preclinical studies and clinical trials for our current product candidates to obtain regulatory approval, and we anticipate needing to raise additional capital to complete the development of, and eventually commercialize, our product candidates, if approved. Adequate additional financing may not be available to us on favorable terms, or at all. Our ability to raise additional funds will be dependent on financial, economic and market conditions, geopolitical issues and other factors, over which we may have limited or no control. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization, if approved, of all or part of our research programs or product candidates or we may be unable to take advantage of future business opportunities, including pursuing new in-licenses and acquisitions. Furthermore, any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and any future product candidates, if approved. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaboration agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

Our failure to raise capital as and when needed or on acceptable terms could significantly harm our business, financial condition, results of operations and prospects and cause the price of our common stock to decline, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research or drug development programs, preclinical studies, clinical trials or future commercialization efforts.

Risks Related to Research, Discovery, Development, Regulatory Approval and Commercialization of Our Product Candidates

We are substantially dependent on the success of our product candidates, ATTO-1310, ATTO-2306 and ATTO-1091. If we are unable to advance the development of, receive regulatory approval for, and ultimately successfully commercialize ATTO-1310, ATTO-2306 or ATTO-1091, or experience significant delays in doing so, our business will be materially harmed.

Our future success is highly dependent on our ability to timely complete successful clinical trials, obtain regulatory approval for, and then successfully commercialize, our product candidates, ATTO-1310, ATTO-2306 and ATTO-1091, which may never occur. We are early in our Phase 1 clinical development efforts with respect to ATTO-1310, and ATTO-2306 and ATTO-1091 are still in preclinical development. Our other potential product candidates are also in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. We have invested substantially all of our efforts and financial resources in ATTO-1310, ATTO-2306 and ATTO-1091 and conducting preclinical studies and clinical trials. There can be no assurance that ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates we develop will achieve success in their clinical trials or obtain regulatory approval. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our early stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization.

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will be heavily dependent on the successful development and eventual commercialization of our product candidates, ATTO-1310, ATTO-2306 and ATTO-1091, and the development of additional product candidates on our ATTOBODY platform. The success of ATTO-1310, ATTO-2306 and ATTO-1091 and any additional product candidates will be dependent on several factors, including the following:

•
timely completion of successful current and future preclinical studies and clinical trials resulting in attractive, competitive target product profiles;
•
acceptance of INDs by the FDA or other similar clinical trial applications from comparable foreign regulatory authorities for our future clinical trials for our pipeline product candidates;
•
timely and successful enrollment of patients in, and timely and successful completion of, clinical trials with favorable results;
•
our ability to enroll adequate subjects to allow the results to be generalizable to the U.S. population;
•
the frequency and severity of adverse events in clinical trials;
•
approval of BLAs by the FDA or other similar regulatory authorities, including the completion of any required post-marketing studies or trials and available funding to perform any post-marketing commitments;
•
raising additional funds necessary to complete clinical development of and commercialize our current or future product candidates;
•
obtaining, maintaining, expanding and protecting our patent, trade secret and other intellectual property and regulatory exclusivity for our current and future product candidates;
•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our current and future product candidates and ensuring a resilient, effective supply chain that produces supply that outpaces demand;
•
developing and implementing marketing and reimbursement strategies, and creating adequate demand forecasts for supply and sales planning;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others in a market where promotional sales approaches are rapidly moving to digital platforms;
•
demonstration of safety, purity and potency, and acceptable risk-benefit profiles of our product candidates to the satisfaction of the FDA and comparable foreign regulatory authorities and attractive to physicians, patients, advocates, payors and caregivers;
•
acceptance of our products, if and when approved, by patients, the medical community and third-party payors underpinned by adequate health economic data and a meaningful value proposition;
•
effectively competing with existing and future therapies;
•
obtaining and maintaining third-party payor coverage and adequate reimbursement in both public and private payor spaces;

•
obtaining appropriate support from patient advocacy organizations;
•
addressing any delays in our clinical trials resulting from any major natural disasters, health pandemics or significant political events; and
•
maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be harmed if the results of our ongoing clinical trial of ATTO-1310 show unexpected adverse events or a lack of efficacy in the indications we intend to treat, do not meet the clinical endpoints or if we experience other regulatory or developmental issues.

Drug development is a lengthy and expensive process, the outcome of clinical testing is inherently uncertain, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates for many reasons, including a failure to replicate positive results from earlier preclinical studies or clinical trials in ongoing or future preclinical studies or clinical trials.

ATTO-1310 is in Phase 1 clinical development, and ATTO-2306 and ATTO-1091 are in preclinical development. The risk of failure is high for preclinical and early clinical-stage product candidates. We will need to file INDs for ATTO-2306 and ATTO-1091 before they can be tested in clinical trials. It is impossible to predict when or if ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe, pure and potent, which includes clinical effectiveness, in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates, or a competitor’s product candidate in the same class, may not be predictive of the results of later-stage clinical trials. For example, as is common for early trials, in our Phase 1b clinical trial of ATTO-1310, we looked at a number of exploratory efficacy measures, including by pooling results from different dose groups and without accounting for multiplicity. Accordingly, it is possible that positive results, including statistically significant results observed in our Phase 1b clinical trial, will not be replicated in our future clinical trials with different designs and greater number of patients. We may be unable to establish benefit on clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, particularly in the earlier stages of development. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates.

Additionally, some of our planned clinical trials utilize, or may utilize, an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive regulatory approval or commercialize ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates, including:

•
regulatory authorities, institutional review boards (IRBs) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or may halt or suspend an ongoing clinical trial;
•
we may experience delays in reaching or fail to reach agreement on acceptable terms with prospective trial sites and prospective CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trial sites deviating from the trial protocol or dropping out of a trial;
•
clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulatory authorities may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
•
the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•
we may elect, or regulatory authorities, IRBs, or ethics committees may require, that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
•
the cost of clinical trials of any of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates may be greater than we anticipate, and we may not have sufficient funds to complete such trials;
•
the quality of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates or other materials necessary to conduct clinical trials of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates may be inadequate to initiate or complete a given clinical trial;
•
our inability to manufacture sufficient quantities of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates for use in clinical trials;
•
our inability to meet drug specifications suitable for use in clinical trials and commercial applications, including the development and validation of a potency assay to ensure that the characteristics of the product released are as expected;
•
reports from clinical testing of other therapies may raise safety or efficacy concerns about ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates;
•
the receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•
our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other therapies in the same class as ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates; and
•
the FDA or other comparable foreign regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs overseeing the institutions in which such trials are being conducted, or the FDA or other comparable regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, including the FDA’s Good Clinical Practice (GCP) regulations, or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates. Further, the FDA or other comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

We cannot predict with any certainty the schedule for commencement and completion of future clinical trials. Further, conducting clinical trials in foreign countries, as we have done and may do in the future for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

If we are required to conduct additional clinical trials or other testing of our current or future product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our current or future product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs, be delayed in seeking and obtaining regulatory approval, if we receive such approval at all, receive more limited or restrictive regulatory approval, be subject to additional post-marketing testing requirements or have the product removed from the market after obtaining regulatory approval.

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•
be delayed in obtaining regulatory approval, if at all;
•
obtain approval for indications or patient populations that are not as broad as intended or desired or may have restricted duration expectations or guidance;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•
be subject to additional post-marketing testing requirements;
•
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•
have regulatory authorities withdraw or suspend their approval of the product or impose restrictions on its distribution in the form of a Risk Evaluation and Mitigation Strategy (REMS);
•
be subject to the addition of labeling statements, such as warnings or contraindications;
•
be sued; or
•
experience damage to our reputation.

Our drug development costs will also increase if we experience delays in testing or obtaining regulatory approvals. Also, delays in obtaining regulatory approval may increase commercialization costs if the competitive environment becomes more intense prior to market entry. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

We may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our current or any future product candidates could be negatively impacted, and our ability to generate revenues from our current or future product candidates may be delayed or eliminated entirely.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics, including those being developed by our competitors, that may be approved for the indications being investigated by us, and patients’ inability to complete treatment due to illness or other events. In addition, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as ATTO-1310, ATTO-2306, and ATTO-1091, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, we expect to rely on our collaborators, CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians face unresolved ethical issues associated with enrolling patients in future clinical trials of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

We may not be able to initiate or continue our ongoing or planned clinical trials for our current or future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. We cannot be certain (i) how many patients will meet our criteria for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for marketing authorization or (iii) whether the indication targeted will be included in the approved product labeling. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. Patient enrollment is also affected by other factors, including:

•
severity of the disease under investigation;
•
our ability to recruit clinical trial investigators of appropriate competencies and experience;
•
the incidence and prevalence of our target indications;
•
clinicians’ and patients’ awareness of, and perceptions as to, the potential advantages and risks of our product candidates in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
•
the availability, expertise, dedication and selection of CROs, to manage operations related to clinical trial enrollment;
•
competing studies or trials with similar eligibility criteria;
•
invasive procedures required to enroll patients and to obtain evidence of the product candidate’s performance during the clinical trial;
•
availability and efficacy of approved medications for the disease under investigation;
•
eligibility criteria defined in the protocol for the trial in question;
•
the size and nature of the patient population required for analysis of the trial’s primary endpoints;
•
efforts to facilitate timely enrollment in clinical trials;
•
whether we are subject to a partial or full clinical hold on any of our clinical trials;
•
reluctance of physicians or patient advocacy organizations to encourage patient participation in clinical trials;
•
the ability to monitor patients adequately during and after treatment;
•
our ability to obtain and maintain patient consents; and
•
proximity and availability of clinical trial sites for prospective patients.

If we are unable to enroll a sufficient number of patients for our clinical trials, it would result in significant delays or might require us to abandon one or more clinical trials altogether. Even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining patients in our clinical trials. Many of the patients who end up receiving placebo may perceive that they are not receiving the product candidate being tested, and they may decide to withdraw from our clinical trials to pursue other alternative therapies rather than continue the trial with the perception that they are receiving placebo. Enrollment delays in our clinical trials may result in increased development costs for ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and to generate revenue, which would cause our stock price to decline and limit our ability to obtain additional financing, if needed.

Adverse side effects or other safety risks associated with ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following regulatory approval, if any.

There may be treatment-related serious adverse events or unexpected serious adverse reactions suspected to be associated with the use of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates. Our clinical trials may reveal significant adverse events not seen in our preclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval or market acceptance of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates. Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could occur and cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in more restrictive labeling than anticipated or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If additional adverse events, serious adverse events (SAEs) or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of the respective class of agents that each of our product candidates are a part of, we may have difficulty recruiting participants to our clinical trials, participants may drop out of our trials, or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug. Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could also occur following discontinuation of ATTO-1310, ATTO-2306, ATTO-1091, or any future product candidates with sufficient recovery periods, and we will need to monitor the severity and duration of side effects in our clinical trials. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical or preclinical development of ATTO-1310, ATTO-2306, or ATTO-1091, as applicable, or any future product candidates, which could result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Adverse events and SAEs that emerge during clinical investigation of or treatment with ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates may be deemed to be related to our product candidates. Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our product candidates, if approved. This may require longer and more extensive clinical development, or regulatory authorities may increase the amount of data and information required to approve, market or maintain approval for ATTO-1310, ATTO-2306, ATTO-1091 or future product candidates and could result in warnings and precautions in our product labeling or a restrictive REMS. This may also result in an inability to obtain approval of ATTO-1310, ATTO-2306, ATTO-1091 or future product candidates. We, the FDA or other comparable foreign regulatory authorities or an IRB or ethics committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude a product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of such approved product due to its tolerability versus other therapies. Further, it is possible that, as we test our product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of our drug candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Any of these developments could materially harm our business, financial condition, results of operations and prospects.

Preliminary, topline or interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and/or are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, topline or interim data from our clinical trials, such as preliminary, topline or interim data analysis from our ongoing Phase 1 clinical trial for ATTO-1310. These data and related findings and conclusions may only reflect certain endpoints rather than all endpoints and are subject to change. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

Preliminary or topline data also remain subject to review and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, preliminary and topline data should be viewed with caution until the final data are available. In addition, we may report preliminary data or interim analyses of the clinical trials we may conduct and complete, which are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of preliminary or interim data by us, including, for example, preliminary or interim data that become available to us from our ongoing Phase 1 clinical trial for ATTO-1310 or by our competitors in the future could result in volatility in the price of our common stock.

Further, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary, topline or interim data that we report differ from later, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

The incidence and prevalence for target patient populations of one or more of our current product candidates have not been established with precision. If the market opportunities for our current or future product candidates are smaller than we estimate or if any approval that we may obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

Our projections of the number of people who have atopic dermatitis (AD), chronic pruritus of unknown origin (CPUO), as well as other immune-mediated diseases we are targeting, and who have the potential to benefit from treatment with ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the indications that we are targeting. The potentially addressable patient population for ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates may be more limited than we currently estimate or may not be amenable to treatment with such product candidates.

Although we intend to explore other therapeutic opportunities in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

We may expend our limited resources to pursue a particular product candidate in specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success. Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications. For example, we are initially focused on ATTO-1310 and ATTO-2306 for the treatment of immune-mediated diseases and ATTO-1091 for the treatment of IBD. As a result, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our current or any future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We are conducting, and may in the future conduct, clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are conducting, and may in the future conduct, clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials. We are currently conducting clinical trials in Canada, and we expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the United States by the FDA or other comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCPs and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with foreign exchange fluctuations, compliance with foreign manufacturing, customs, shipment and storage requirements, and cultural differences in medical practice and clinical research, and diminished protection of intellectual property in some countries.

There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. For example, for FDA acceptance, we will have to demonstrate that the foreign data are applicable to the U.S. population and U.S. medical practice. If the FDA or other comparable foreign regulatory authorities do not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product we may develop, we may not be successful in commercializing those products if they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sales, marketing or distribution of any current or future product candidates. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future and if any of our product candidates are approved, we may choose to build a focused sales, marketing and commercial support infrastructure to sell, or participate in sales activities with collaborators for some of our current or future product candidates.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, factors that may inhibit our efforts to commercialize any approved product candidates include:

•
the inability to recruit and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel; the inability of sales personnel to obtain access to or persuade adequate numbers of decision makers of the utility of future approved product candidates;
•
the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•
the inability to price any of our current or future product candidates at a sufficient price point to ensure an adequate and attractive level of profitability;
•
restricted or closed distribution channels that make it difficult to distribute our current or future product candidates to segments of the patient population;
•
the lack of complementary product candidates to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product candidate lines; and
•
unforeseen costs and expenses associated with creating an independent commercialization organization.

If the commercial launch of a product candidate, if approved, for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, our sales revenue or the profitability of sales revenue may be lower than if we were to do so ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates, if approved.

Our current or future product candidates may not achieve adequate market acceptance among physicians, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Even if our current or future product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients or their families, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will be dependent on a number of factors, including:

•
the efficacy, durability and safety profile as demonstrated in clinical trials compared to alternative treatments;
•
the timing of market introduction of the product candidate as well as competitive products;
•
the clinical indications for which a product candidate is approved;
•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;
•
the terms of any approvals and the countries in which approvals are obtained;
•
the potential and perceived advantages of our current or future product candidates over alternative treatments;
•
the cost of treatment in relation to alternative treatments and the cost/benefit ratios of each;
•
the availability of coverage and adequate reimbursement by third-party payors, including government authorities, and timing of relevant formulary decision-making resulting in this coverage and reimbursement;
•
the availability of an approved product candidate for use as a combination therapy;
•
relative convenience and ease of administration in relation to competition;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the effectiveness of sales, marketing efforts and market access;
•
publicity relating to our product candidates or those of our competitors;
•
potential product liability claims; and
•
the approval of new therapies for the same indications.

If any of our current or future product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

If our product candidates do not achieve projected development milestones or commercialization in the announced or expected timeframes, the further development or commercialization of such product candidates may be delayed, and our business will be harmed.

We have estimated, and may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones have and may include our expectations regarding the commencement or completion of preclinical studies and clinical trials, data readouts, the submission of regulatory filings, the receipt of marketing approval or the realization of other commercialization objectives. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities and the receipt of key regulatory approvals or actions, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of the product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed and the trading price of our common stock may decline.

Risks Related to Our Business and Operations

Our future performance is dependent on our ability to retain key employees and to attract, retain and motivate qualified personnel and manage our human capital.

Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries is largely dependent on our ability to attract, motivate and retain highly qualified managerial, clinical, quality control, scientific and medical personnel. We are highly dependent on the development and management expertise of our executive officer team. We currently do not maintain “key person” life insurance on these individuals or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We are dependent on the continued service of our technical personnel, because of the highly technical nature of ATTO-1310, ATTO-2306 and ATTO-1091 or any future product candidates and technologies, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein.

We primarily conduct our in-person operations at our corporate headquarters and research and development facility in San Carlos, California. This region is headquarters to many other biopharmaceutical companies and academic and research institutions. Competition for skilled personnel in our market, and nationally, is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We also face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Our industry has experienced a high rate of turnover of management personnel in recent years. Our future performance will be dependent in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our future growth may be dependent, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may be dependent, in part, on our ability to develop and commercialize ATTO-1310, ATTO-2306 and ATTO-1091, if approved, and any future product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market and may never receive such regulatory approval for ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates and ultimately commercialize ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

We expect to expand our development, clinical and regulatory capabilities and operations as we grow, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2026, we had 44 full-time employees. We expect to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, management information systems, business operations, public company compliance, communications and other corporate development functions, and, if ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates receive regulatory approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further preclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As our operations expand, we also expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

If we are not able to effectively manage growth and expand our operations, we may not be able to successfully implement the tasks necessary to further develop and commercialize, if approved, ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates and, accordingly, we may not achieve our research, development and commercialization goals.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition from entities that have made substantial investments into the rapid development of novel treatments for disorders associated with immune-mediated diseases, including large and specialty biopharmaceutical and biotechnology companies, some of which already have approved therapies in our current indications. The development and commercialization of therapeutic candidates for disorders associated with immune-mediated diseases is highly competitive. Our current and any future product candidates, if approved, will face significant competition, including from well-established, currently marketed therapies or recommended standards of care, and our failure to demonstrate a meaningful improvement to the existing standards of care may prevent us from achieving significant market penetration. Many of our competitors have significantly greater resources and experience than we do and we may not be able to successfully compete. We face substantial competition from multiple sources, including large and specialty biopharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions.

Our current product candidates, initially under development for treatment of various immune-mediated diseases, if approved, would face competition from approved treatments, some of which have achieved commercial success. To compete successfully, we need to differentiate our product candidates from these currently marketed drugs, meaning that we will have to demonstrate that the relative cost, method of administration, safety, tolerability or efficacy of our product candidates provides a better alternative to existing and new therapies. Our commercial opportunity and likelihood of success will be reduced or eliminated if our product candidates are not ultimately demonstrated to be safer, more effective, more conveniently administered or less expensive than the current standards of care. Furthermore, even if our product candidates are able to achieve these attributes, acceptance of our products may be inhibited by the reluctance of physicians to switch from existing therapies to our products, or if physicians choose to reserve our products for use in limited circumstances.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than us. If we obtain regulatory approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our current or any future product candidates, the ease with which our current or any future product candidates can be administered and the extent to which participants accept relatively new routes of administration, the timing and scope of regulatory approvals for these product candidates, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our current or any future product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. In addition, any collaborators may decide to market and sell products that compete with the product candidates that we have agreed to license to them, and any competition by our collaborators could also have a material adverse effect on our future business, financial condition, and results of operations. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified management and other personnel and establishing clinical trial sites and patient/participant registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We depend on the efficient and uninterrupted availability and use of our data, the uninterrupted operation of our information technology systems, and the information technology systems of the third-party vendors, contractors, consultants and other partners (collectively, third parties) with whom we work, which may fail or suffer security incidents, cyberattacks, loss of data and other disruptions. If such systems or our data are or were compromised, we may experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other impacts to our business.

We are increasingly dependent on information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we, and the third parties with whom we work, collect, process, store, generate, transfer, and transmit (collectively, process) a significant amount of personal information and other sensitive information, including our proprietary and confidential business data, trade secrets, employee data, intellectual property, data we collect about trial participants in connection with clinical trials, and other sensitive third-party data (collectively, sensitive data). It is important that we do so in a manner designed to maintain the availability, confidentiality, and integrity of such data.

We and the third parties with whom we work may experience security incidents caused by our personnel, vendors, or other external actors, including cyber-attacks, malicious internet-based activity, online and offline fraud, and other activities that could threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems and those of the third parties with whom we work. Such threats are prevalent, continue to rise, are increasingly difficult to detect, and come from a variety of sources, including criminals, “hacktivists,” insiders, and sophisticated nation state or state-supported actors. We and the third parties with whom we work are subject to evolving threats such as social-engineering attacks (including deep fakes and phishing), malicious code (such as viruses and worms), malware (including advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence, and other similar threats.

It may be difficult or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to the same or other networks and systems after a compromise of our networks and systems or those of the third parties with whom we work.

Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future business transactions (such as acquisitions) could expose us to additional cybersecurity risks and vulnerabilities as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues not found during due diligence of such acquired or integrated entities or it may be difficult to integrate companies into our information technology environment and security program.

We also outsource certain elements of our information technology systems and operations to various third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place despite any applicable contractual representations and warranties to do so. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if such third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover any such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been or will not be compromised.

We, and the third parties with whom we work, take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems; however, we may not detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Despite the implementation of these security measures, any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data, or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our or the third parties with whom we work’s ability to provide our services.

To try to protect our information technology systems and sensitive data, we have expended and may expend significant resources to implement and maintain specific security measures, industry standards, and reasonable security measures. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulatory authorities, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

The risk of a security incident or other disruption has generally increased as the number, intensity, and the sophistication of attempted and successful attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor implement effective preventive measures against all such security threats. If we (or a third party with whom we work) experience or are perceived to have experienced a security incident involving sensitive data or information technology systems, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, or inspections); additional reporting requirements or oversight; restrictions on processing sensitive data; litigation (including possible class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may cause existing customers to stop enrolling patients in our sponsored clinical trials or prescribing our products, deter new customers from doing so, and negatively impact our ability to grow and operate our business. Furthermore, if the information technology systems of a third party with whom we work become subject to a security incident or other disruption, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Significant disruptions of our information technology systems or those of the third parties with whom we work, or security breaches could result in the loss, misappropriation or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property or proprietary business information) and claims by our counterparties that we have failed to comply with legal or contractual obligations, which could result in financial, legal, business, and reputational harm to us.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate to protect us from liabilities and damage, and we may not have adequate insurance coverage to cover all types of costs, expenses and losses we could incur with respect to security breaches or disruptions. The successful assertion of one or more large claims against us that exceed any available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

We and the third parties with whom we work, are, or may in the future become, subject to stringent and changing obligations related to data privacy and security. Our (or their) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class-action claims) or mass arbitration demands; fines or penalties; disruptions to our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

The global data protection landscape is rapidly evolving and our data processing activities subject us to numerous data privacy and security obligations, such as various state, federal and foreign laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations that govern the processing of sensitive data by us and on our behalf, and we may be subject to new or additional obligations related to data privacy and security and face increased scrutiny from regulatory authorities as our business grows. The legislative and regulatory landscape for data privacy and security continues to evolve worldwide, and there has been an increasing focus on these issues with the potential to adversely affect our business. Various global legislative and regulatory bodies, or self-regulatory organizations, may expand current laws, rules or regulations, enact new ones or issue guidance regarding data privacy and security that could impact our business. As implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, we cannot yet determine the impact that future privacy and security obligations may have on our business. This evolution creates uncertainty in our business and may affect our ability to operate in certain jurisdictions or to process sensitive data, necessitate the acceptance of more onerous obligations in our contracts, result in liability, or impose additional costs on us. The cost of compliance with these obligations is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of sensitive data could result in negative publicity, government investigations or enforcement actions, claims by third parties or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), comprehensive consumer privacy laws, sector-specific privacy laws, data breach notification laws, laws regarding marketing, and other similar laws governing the processing of sensitive data that we are or may in the future be required to comply with. In addition, we obtain health information from third parties (including research institutions from which we obtain clinical trial data) that is subject to privacy and security requirements under the Health Insurance Portability and Accountability Act (HIPAA), which imposes among other things, certain requirements relating to the privacy, security, transmission, and breach of individually identifiable health information. If we violate HIPAA, depending on the specific facts and circumstances, we could be subject to significant fines, penalties or regulatory inquiries or actions.

Over a third of U.S. states have enacted comprehensive consumer privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. Certain states have also adopted specific privacy and security laws and regulations which govern the privacy, processing and protection of health-related personal information. Such laws and regulations will likely be subject to interpretation by various courts and other governmental authorities, creating potentially complex compliance issues for us and our future customers and strategic partners. In addition to government activity, privacy advocacy groups and technology and other industries continue to consider new or revised self-regulatory standards related to privacy and security that may place additional burdens on us.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, in Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and various related provincial laws apply to our operations.

Additionally, the U.S. Department of Justice issued a final rule, effective April 8, 2025, entitled “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” which places additional restrictions on certain data transactions involving “countries of concern” (currently, China (including Hong Kong and Macau), Russia, Iran, North Korea, Cuba and Venezuela) and “covered persons” (entities owned by, organized under the laws of, or operating in such countries, as well as certain individuals affiliated with those countries). The rule restricts or prohibits a range of business activities, such as vendor engagements, data brokerage transactions, employment of certain individuals, and certain investor agreements, if they involve the transfer or access to “sensitive personal data” (such as precise geolocation data, biometric identifiers, personal health data, and personal financial data) above specific thresholds. Certain transactions may be permitted if specific security requirements are met or exemptions apply, but others may be outright prohibited. Violations of the rule could result in significant civil and criminal fines and penalties. Aside from certain narrow exemptions, the rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which may present challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

In addition to data privacy and security laws, we are also bound by other contractual obligations related to data privacy and security. For example, we may be contractually required to indemnify and hold harmless third parties with whom we work from the costs or consequences of non-compliance with applicable laws, rules and regulations or other legal obligations relating to privacy or security or any inadvertent or unauthorized processing of sensitive data that we store or handle as part of operating our business. Any of these events could adversely affect our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations. We also publish privacy policies, marketing materials, and other statements concerning data privacy and security. Regulatory authorities in the United States and other jurisdictions are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, deceptive, unfair, or misleading, we would be subject to investigation or enforcement actions by regulatory authorities.

We cannot assure you that our CROs, contract manufacturing organizations (CMOs) or other third parties with whom we work will not breach contractual obligations imposed by us, or that they will not experience data security incidents or other interruptions, which could have a corresponding effect on our business, including under privacy laws and regulations or which could in turn adversely affect our business, financial condition, results of operations and prospects. Our contractual measures and our own privacy and security-related safeguards may not be sufficient to completely protect us from the risks associated with the third-party processing of such information. Any of the foregoing could adversely affect our business, financial condition, results of operations and prospects.

Complying with these complex and often evolving privacy and security related obligations can be expensive, difficult, time consuming, and subject to inconsistent application and interpretation. Any actual or perceived failure to comply with any such obligations, whether by us, or by our CROs, CMOs, partners or other third parties with whom we work, could result in significant adverse consequences, including: investigation costs; material fines and penalties; compensatory, special, punitive, or statutory damages; litigation (including class-action claims) and mass arbitration demands; government enforcement actions; requirements to provide notices, credit monitoring or other services to impacted individuals; adverse actions against our licenses; bans or restrictions on processing personal information; required changes to our services, technologies, systems, or practices (or those of our partners); reputational damage; imprisonment of company officials; and injunctive relief.

In addition, any actual, perceived or suspected failure to comply with applicable privacy and security obligations —regardless of whether it results in unauthorized or lawful processing of sensitive data--may lead to enforcement actions, private litigation, significant fines and penalties, regulatory investigations, adverse publicity, loss of customer trust, and other consequences that could adversely affect our business, financial condition, results of operations and prospects.

If we, or any contract manufacturers or suppliers we engage, fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We and our third-party contractors are subject to numerous federal, state, local and foreign environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources, including any available insurance. We could also be held liable for unexpected safety events that could happen in our business offices.

In addition, our leasing and operation of real property may subject us to liability pursuant to certain of these laws or regulations. Under existing United States environmental laws and regulations, current or previous owners or operators of real property and entities that disposed or arranged for the disposal of hazardous substances may be held strictly, jointly and severally liable for the cost of investigating or remediating contamination caused by hazardous substance releases, even if they did not know of and were not responsible for the releases.

We could incur significant costs and liabilities which may adversely affect our financial condition and operating results for failure to comply with such laws and regulations, including, among other things, civil or criminal fines and penalties, property damage and personal injury claims, costs associated with upgrades to our facilities or changes to our operating procedures, or injunctions limiting or altering our operations.

Although we maintain liability insurance to cover us for costs and expenses that we may incur due to injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations, which are becoming increasingly more stringent, may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit, delay or cease commercialization of our products.

When we conduct clinical trials of our current and any future product candidates, we may be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, if approved, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action by U.S. or foreign regulatory authorities, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit, delay or cease the commercialization of our products. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize any products that we may develop, and a decline in our stock price.

We currently maintain approximately $10.0 million in general liability insurance and $10.0 million in product liability insurance. We may, however, need to obtain higher levels of insurance coverage for later stages of clinical development or marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our employees, independent contractors, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with FDA regulations, provide true, complete and accurate information to the FDA or other comparable foreign regulatory authorities, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. If we obtain FDA approval of any of our current or future product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws will likely increase. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or other comparable foreign regulatory authorities exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (TCJA), enacted many significant changes to the U.S. tax laws. For our 2022 through 2024 tax years, the TCJA eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. Beginning with our 2024 tax year, and with permitted retrospective application to amend the 2023 tax return, the One Big Beautiful Bill Act (the OBBBA) restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. Future changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.

Further, we are subject to U.S. federal, state, and local income taxes and other taxes in the United States and will be subject to income taxes, withholding taxes, transaction taxes, and other taxes in any foreign jurisdictions in which we currently do business or may do business in the future. Due to the expanding scale of our international business activities, we may become subject to taxation in additional foreign jurisdictions. Moreover, changes to our corporate structure, including increased headcount and expanded functions outside of the United States, as well as changes to the tax laws in the jurisdictions in which we do business, could impact our worldwide effective tax rate and adversely affect our operating results and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under current law, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating losses for any year is limited to no more than 80% of the excess, if any, of current year taxable income (without regard to certain deductions). In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders or groups of stockholders over a three-year period. It is possible that we have undergone one or more “ownership changes” in the past, including in connection with our IPO. We may also undergo an ownership change as a result of other shifts in the ownership of our capital stock in the future, which may further limit our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

Our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
timing and variations in the level of expense related to the ongoing development of ATTO-1310, ATTO-2306, ATTO-1091 or any future development programs;
•
timing and results of preclinical studies, existing and future clinical trials, or the addition or termination of future preclinical studies and clinical trials or funding support by us, or existing or future collaborators or licensing partners;
•
our ability to enroll patients in clinical trials and the timing and status of enrollment for our clinical trials;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
competition from products that compete with our product candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
our execution of any additional collaboration or licensing agreements with third parties or other strategic transactions, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
•
any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•
additions and departures of key personnel;
•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•
future accounting pronouncements or changes in our accounting policies;
•
regulatory developments affecting ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates or those of our competitors;
•
the timing and cost to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with current or future collaborators;
•
our ability to adequately support future growth;

•
potential unforeseen business disruptions that increase our costs or expenses;
•
effects of macro events, such as inflation, geopolitical conflicts, pandemics, natural disasters and supply chain issues, on our business and operations; and
•
changes in general global market, political and economic conditions.

If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly or annual comparisons of our financial results are not necessarily meaningful and should not be relied on as an indication of our future performance.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Our estimates and forecasts relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection or other necessary rights for any of our current or future product candidates and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under our patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

Our success is dependent in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our current product candidates or any future product candidates, as well as our core technologies, including our manufacturing know-how. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of immune-mediated diseases drug development.

The patent position of biotechnology and biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our own or licensed patent applications will mature into issued patents, and cannot provide any assurances that any such patents, if issued, will include claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. Additionally, patents can be enforced only in those jurisdictions in which the patent has issued. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first nonprovisional U.S. filing. The natural expiration of a patent outside of the United States varies in accordance with provisions of applicable local law, but is generally 20 years from the earliest local filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Moreover, our platform license may be subject to field restrictions and retained rights, which may adversely impact our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—License Agreements—Alamar Platform License Agreement.” Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including biosimilar and interchangeable versions of such products. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties outside our licensed field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

Other parties have developed technologies that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents. Publication of discoveries in the scientific literature lags behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether the inventors of our patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Further, we cannot assure that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty. Further, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the patent prosecution process is expensive and time-consuming, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, the scope of the claims initially submitted for examination may be significantly narrowed by the time they issue, if at all. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We cannot provide any assurances that we will be able to pursue or obtain additional patent protection based on our research and development efforts, or that any such patents or other intellectual property we generate will provide any competitive advantage. Moreover, we do not have the right to control the preparation, filing and prosecution of patent applications, or to control the maintenance of the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be filed, prosecuted or maintained in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to maintain competitive advantage, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Third parties, including former employees, consultants, collaborators and competitors, may challenge the inventorship, scope, validity, or enforceability thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If issued, our patents may be challenged in patent offices in the United States and abroad, or in court. For example, we may be subject to Post Grant Review or Inter Partes Review proceedings to the U.S. Patent Trial and Appeal Board (PTAB) challenging the validity of one or more claims of our patents, once issued. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our patent applications. We may become involved in opposition, reexamination, inter partes review, post-grant review, derivation, or similar proceedings in the United States or abroad challenging the claims of our patents, once issued. Furthermore, patents may be challenged in court, once issued. Competitors may have filed patent applications before the inventors of our patents did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our patent applications and patents, if issued. As a result, one or more claims of our patents may be narrowed or invalidated. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

Even if they are unchallenged, our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, even if we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention if the other party can show that they used the invention in commerce before our filing date or the other party benefits from an ex-U.S. compulsory license. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

Certain regulatory exclusivities may be available. However, the scope of such regulatory exclusivities is subject to change, and may not provide us with adequate and continuing protection sufficient to exclude others from commercializing products similar to our product candidates.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

In addition to patent protection, we rely on the protection of our trade secrets, unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that any party thereto will not breach the agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position could be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

If we breach our license agreement with Alamar or any other third-parties, or if there are disputes over the intellectual property that we license, it could have a material adverse effect on our commercialization efforts for ATTO-1310, ATTO-2306, and ATTO-1091 and any current or future product candidates.

We are party to a platform license agreement with Alamar (Alamar Platform License Agreement) that enables us to utilize third-party intellectual property in the development of ATTO-1310, ATTO-2306 and ATTO-1091, and we may in the future enter into more such license agreements with third parties under which we license the use, development and commercialization rights to current or future product candidates or technology from third parties.

These intellectual property license agreements may require us to comply with various obligations, including diligence obligations such as development and commercialization obligations, as well as potential royalty and milestone payments and other obligations. If we fail to comply with our obligations under any of these license agreements, use the licensed intellectual property in an unauthorized manner, we are subject to bankruptcy-related proceedings or otherwise materially breach any of these license agreements, the terms of the license granted may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate the applicable license agreement, in whole or in part. Generally, the loss of or termination of our rights under the Alamar Platform License Agreement, or any other licenses we may acquire in the future, could harm our business, financial condition, results of operations and prospects.

We may also, in the future, enter into license agreements with third parties under which we are a sublicensee. If our sublicensor fails to comply with its obligations under its upstream license agreement with its licensor, the licensor may have the right to terminate the upstream license, which may result in termination of our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize product candidates incorporating the relevant intellectual property.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patent and other intellectual property rights to third parties under collaborative development relationships;
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization product candidates, and what activities satisfy those diligence obligations;
•
our right to transfer or assign the license;
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•
whether and the extent to which inventors are able to contest the assignment of their rights to our licensors.

If disputes over intellectual property that we have licensed or license in the future prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or at all, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business. In addition, if disputes arise as to ownership of licensed intellectual property, our ability to pursue or enforce the licensed patent rights may be jeopardized. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer. Further, certain of our future license agreements with third parties may limit or delay our ability to consummate certain transactions, may impact the value of those transactions or may limit our ability to pursue certain activities (e.g., we may in the future enter into license agreements that are not assignable or transferable, or that require the licensor’s express consent in order for an assignment or transfer to take place).

As the field of immune-mediated diseases continues to mature, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue and, if they do, as to when, to whom, and with what claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material and adverse effect on our business, financial condition, results of operations and prospects or our ability to successfully compete. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product.

We may not be able to protect our intellectual property rights throughout the world.

Although we have pending patent applications in the United States and other countries, filing, prosecuting, maintaining, enforcing and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of our licensors at risk of being invalidated or interpreted narrowly and our patent applications or the patent applications of our licensors at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

We, our licensors, or any future collaborators and strategic partners may need to resort to litigation to protect or enforce our patents, if and when granted, or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates, or put our patents, if and when granted, and other proprietary rights at risk.

Competitors may infringe our patents, if and when granted, or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, lack of adequate written description, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that an individual connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity or unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have a material and adverse effect on our business, financial condition, results of operations and prospects. Derivation proceedings provoked by third parties or brought by us may be necessary to determine the inventorship of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates to market. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Patents and other intellectual property rights will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

Intellectual property rights of third parties could adversely affect our ability to commercialize ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates, and we, our licensors or collaborators, or any future strategic partners may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights. We might be required to litigate or obtain licenses from third parties in order to develop or market ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

We, our licensors or collaborators, or any future strategic partners, may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There are a substantial number of forums available for challenging intellectual property rights, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries, including patent infringement lawsuits, interferences, derivations, post-grant reviews, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. There may be issued patents and pending patent applications that claim aspects of our targets or ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates and modifications that we may need to apply to ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates. There may be issued patents that claim methods which may be relevant to the products we wish to develop. Thus, it is possible that one or more entities will hold patent rights to which we will need a license. If those entities refuse to grant us a license to such patent rights on reasonable terms, we may not be able to market products or perform research and development or other activities covered by these patents, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. If we, our licensors or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages and attorneys’ fees if we or they are found to have infringed willfully. In addition, we, our licensors or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators, or any future strategic partners, may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates. There may be issued patents, held by third parties, which we do not believe we infringe, that, if found to be valid and enforceable, could be found to be infringed by ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. Patent applications covering our products could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products or the use of our products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, financial condition, results of operations and prospects. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Litigation and other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time consuming and are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Moreover, such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.

Many of our employees, including our management, were previously employed at biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop and ultimately commercialize, or prevent us from developing and commercializing, ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates, which could severely harm our business, financial condition, results of operations and prospects. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Patent terms may be insufficient to protect our competitive position on ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various patent term adjustments or extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars or interchangeables. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for any product candidates we may develop, our business may be harmed.

Depending upon the timing, duration and specifics of any FDA regulatory approval of any product candidates we may develop and our technology, our U.S. patent or one or more U.S. patents that may issue in the future based on a patent application that we license or own may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought and within 60 days of FDA approval. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent protection is dependent on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and/or rely on our outside counsel to pay these fees due to the USPTO and non-U.S. governmental patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Changes in U.S. patent and ex-U.S. patent laws could diminish the value of patents in general, thereby impairing our ability to protect our current or future product candidates.

Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the United States, numerous recent changes to the patent laws and proposed changes to the rules of the USPTO may have a significant impact on our ability to protect our technology and enforce our intellectual property rights.

For example, the Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, Leahy-Smith America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals and biologics are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that claims to certain DNA molecules are not eligible for patenting. In Amgen Inc. v. Sanofi, 598 U.S. 594 (2023), the Supreme Court held that claims with functional language may face high hurdles in fulfilling the enablement requirement. Recent Federal Circuit decisions such as Cellect v. Vidal, raise questions regarding the award of patent term adjustment (PTA) for patents where related patents have been issued without a PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. We cannot predict how this and future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest.

During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Moreover, any name we have proposed to use with our therapeutic candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, it may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to develop products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;
•
we or our licensors or collaborators might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;
•
we or our licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that the pending patent applications we own or license will not lead to issued patents;
•
issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
the patents of others may have an adverse effect on our business;
•
we may fail to adequately protect and police our trademarks and trade secrets; and
•
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, it could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Our Reliance on Third Parties

We are dependent on sole source and limited source suppliers for certain drug products, raw materials, samples, components, and other materials used in our product candidates. If we are unable to source these supplies on a timely basis, or establish longer-term contracts with our CMOs, we will not be able to complete our clinical trials on time and the development of our product candidates may be delayed.

We are dependent on sole source and limited source suppliers for certain drug products, raw materials, samples, components, and other materials used in our product candidates. For example, we rely on WuXi AppTec, WuXi Biologics and their affiliates (WuXi) to perform preclinical studies and supply drug substance and products for our pipeline assets. If we are unable to source these supplies on a timely basis, or establish longer-term contracts with our CMOs, we will not be able to complete our clinical trials on time and the development of our product candidates may be delayed. We do not currently have long-term supply contracts with any of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our CMOs in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations and prospects. Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, one or more of our competitors.

Additionally, our manufacturing process for ATTO-1310, ATTO-2306 and ATTO-1091 requires special equipment, and identifying additional suppliers able to fabricate such equipment at their facility at acceptable costs may be difficult. Establishing additional or replacement suppliers for these supplies, and obtaining regulatory clearance or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business, financial condition, results of operations and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of sole source or limited source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, could result in higher expenses and would harm our business. Although we have not experienced any significant disruption as a result of our reliance on limited or sole source suppliers, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.

Our rights to develop and commercialize our ATTOBODY Platform and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our ATTOBODY Platform and product candidates. For example, we are a party to the Alamar Platform License Agreement with Alamar, a beneficial owner of more than 5% of our capital stock, pursuant to which we license patents and patent applications that relate to our ATTOBODY Platform. The Alamar Platform License Agreement imposes various milestone payment, royalty, insurance, indemnification and other obligations on us. If we breach any material obligation, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and Alamar may have the right to terminate the license. If the license is terminated, we may be unable to develop, manufacture, sell, or use our ATTOBODY Platform and products that are covered by the patents licensed under the Alamar Platform License Agreement, and Alamar may allow a competitor to license the covered technology instead. For more information regarding this agreement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—License Agreements—Alamar Platform License Agreement.”

Our licenses may not provide us with exclusive rights to use the licensed intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our ATTOBODY technologies and product candidates in the future. Some licenses granted to us are subject to certain preexisting rights. Further, our out-licensing agreements generally include exclusivity terms limiting our ability to develop product candidates that may compete with the relevant licensed target or product.

We do not have complete control in the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license from third parties. It is possible that our licensors’ enforcement of patents against infringers or defense of such patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, or may not be conducted in accordance with our best interests. We cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our product candidates we may develop that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

Sharing trade secrets with employees, consultants or other third parties may expose us to potential litigation.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel. Many of our employees, including our management, were previously employed at biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop and ultimately commercialize, or prevent us from developing and commercializing, ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates, which could severely harm our business, financial condition, results of operations and prospects. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may, in the future, seek to enter into collaborations with third parties for the discovery, development and commercialization of product candidates, if approved, and we may not be successful in doing so. If those collaborations are not successful, we may not be able to capitalize on the market potential of ATTO-1310, ATTO-2306, ATTO-1091 or future product candidates.

We may seek third-party collaborators for the development and commercialization of our current or any future product candidates, if approved, on a select basis, including potentially in specific foreign jurisdictions. We have not entered into any such collaborations to date. Our likely collaborators for any future collaboration arrangements include large and mid-size biopharmaceutical companies, regional and national biopharmaceutical companies and biotechnology companies. We will face significant competition in seeking appropriate collaborators. Whether we decide to enter into any collaboration arrangement will depend, among other things, on our assessment of the future collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our business. As such, there can be no assurance that we will reach a definitive agreement for a future collaboration with any third-party collaborators.

If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our future collaborators dedicate to the development or commercialization of our current or any future product candidates. Our ability to generate revenues from these arrangements will be dependent on our future collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations with future collaborators involving our current or any future product candidates would pose numerous risks to us, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•
collaborators may de-emphasize or not pursue development and commercialization of our current or any future product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our current or any future product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product, if approved, relative to other products;
•
collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;
•
disputes may arise between the collaborators and us, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration, any of which could result in the delay or termination of the research, development or, if approved, commercialization of our current or any future product candidates or that result in costly litigation or arbitration that diverts management attention and resources and in turn could prevent us from generating revenue and limit or prevent us from entering into additional collaborations;

•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or, if approved, commercialization of the applicable product candidates;
•
collaboration agreements may not lead to development or, if approved, commercialization of product candidates in the most efficient manner or at all; and
•
if a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or, if approved, commercialization program could be delayed, diminished or terminated.

If we establish one or more collaborations, all of the risks relating to product development, regulatory approval and, if approved, commercialization described above would also apply to the activities of any such future collaborators.

We rely, and intend to continue to rely, on third parties to conduct our clinical trials and perform some of our research and potential preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain marketing authorization, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of ATTO-1310, ATTO-2306 and ATTO-1091, any preclinical studies and all clinical trials of any future product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice (cGMP) regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing authorization process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. In addition, these third parties may be subject to supply chain or inflationary pressures that limit their ability to achieve anticipated timelines or result in a greater cost to us. For example, we are aware of recurrent shortages of non-human primates available for preclinical studies and although that is not expected to impact our current business, if we begin new product development programs we could be subject to longer development times or difficulty completing necessary research. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

In addition, with respect to investigator-sponsored trials that may be conducted, we would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator- sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain marketing authorization for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other therapeutic candidate development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approval for ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

We rely on third parties to manufacture our product candidates and clinical product supplies and we may not be able to obtain adequate supplies at a reasonable cost or in a timely way.

The process of manufacturing therapeutic candidates is complex and highly regulated. We do not have any manufacturing facilities or plans to establish manufacturing capabilities in the near future. We rely, and expect to continue to rely, on third parties, including foreign manufacturers, for the manufacture of our product candidates for preclinical and clinical testing, development purposes, to support regulatory application submissions, as well as for commercial manufacture if any of our product candidates obtain marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. In addition, global health crises or geopolitical conflict may result in disruptions to the operations or an extended shutdown of certain businesses, which could include certain of our contract manufacturers. Further, as our product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, we are likely to alter various aspects of the development program, such as manufacturing and testing methods, to optimize processes and results, which may result in additional cost or delay.

We have only limited supply arrangements in place with respect to our product candidates, and these arrangements do not extend to Phase 3 clinical or commercial supply. We acquire many key materials on a purchase order basis. As a result, we may not have long-term committed arrangements with respect to aspects of our product candidates and other materials. We will need to establish one or more agreements with third parties to develop and scale up the drug manufacturing process, conduct testing, and generate data to support regulatory submissions, and may be unable to do so on favorable terms. If we obtain marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not limited to:

•
reliance on the third party for regulatory, compliance and quality assurance;
•
reliance on the third party for product development, analytical testing, and data generation to support regulatory applications;
•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, the issuance of an FDA Form 483 notice or warning letter, or other enforcement action by FDA or other comparable foreign regulatory authority;
•
the possible breach of the manufacturing agreement by the third party;
•
the possible infringement, misappropriation, violation or unauthorized disclosure of our intellectual property and proprietary rights, including our trade secrets, know-how and other confidential information;
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•
competition with other companies for access to manufacturing capacity;
•
carrier disruptions or increased costs that are beyond our control; and
•
failure to deliver our products under specified storage conditions and in a timely manner.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may not approve a BLA until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Moreover, our failure, or the failure of our third-party manufacturers and suppliers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

Further, we rely on third parties located in China for some of our contract manufacturing, and we expect to continue to use such third-party manufacturers for such purposes. For any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, which was signed into law in December 2025 as part of the National Defense Authorization Act for FY 2026, prohibits U.S. federal agencies from entering into or renewing any contract, loan, or grant with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract as well as authorizes the U.S. government to name additional Chinese “biotechnology companies of concern.” The Office of Management and Budget (OMB) of the U.S. government will issue a list of “biotechnology companies of concern,” which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent and successor entities of the foregoing. We are currently party to agreements with WuXi AppTec, WuXi Biologics and their affiliates for certain development and manufacturing services. WuXi AppTec was designated on the 1260H List on June 8, 2026, but this designation is the subject of ongoing litigation, and the outcome is uncertain. WuXi Biologics is not currently designated on the 1260H List; however, WuXi Biologics was previously explicitly named as a “biotechnology company of concern” in prior versions of the BIOSECURE Act. There is a safe harbor provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern,” as well as a grandfathering provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. It is unclear whether the grandfathering provision would apply to entities designated as “biotechnology companies of concern” due to their inclusion on the 1260H List. The guidance to be issued by the Office of Management and Budget regarding implementation of the BIOSECURE Act may provide further clarity on this point. If WuXi AppTec, WuXi Biologics and/or other WuXi affiliates that are or may become contractors of ours are designated as “biotechnology companies of concern” by OMB, we may be restricted in our ability to work with such companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships. While we believe we will be able to identify and contract with such alternative CMOs, we cannot predict the terms of any such alternative arrangement nor what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. In addition, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our product candidates. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business.

In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of regulatory actions that may be brought against these third parties in the future, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs for preclinical and clinical testing cannot perform as agreed, we may be required to replace such CMOs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or global health crises. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that obtain marketing approval on a timely and competitive basis.

Risks Related to Government Regulation

The regulatory approval process is highly uncertain, and we may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates. Even if we believe our current, or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing and distribution of products. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new biopharmaceutical product can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

We have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending on the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is not possible to predict whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. Any elongation or de-prioritization of preclinical studies or clinical trials or delay in regulatory review resulting from such disruptions could adversely affect the development and study of ATTO-1310, ATTO-2306, ATTO-1091 or other future product candidates.

Further, the FDA and other comparable foreign regulatory authorities may respond to any Investigational New Drug Application (IND) or Biologics License Application (BLA) (and their foreign equivalents) that we may submit by defining requirements that we do not anticipate. Such responses could delay clinical development of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates.

Various regulatory programs in the United States, such as Breakthrough Therapy Designation, Fast Track Designation or Priority Review Designation, are designed to expedite the development and review of therapies to treat certain diseases. We may seek such designations, and comparable designations by foreign regulatory authorities, for one or more of our product candidates for the treatment of certain indications. However, regulatory authorities have broad discretion whether or not to grant such designations, and the receipt of such designations may not result in faster development, review or approval and does not guarantee regulatory approval.

In addition, the approval policies or regulations of the FDA and other comparable regulatory authorities in other jurisdictions may change in a manner rendering our clinical data insufficient for approval. Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or on the labeling or other restrictions.

We are also subject to or may in the future become subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with the FDA approval process described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. FDA approval does not ensure approval by regulatory authorities outside the United States and vice versa. Any delay or failure to obtain United States or foreign regulatory approval for a product candidate could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If there are delays in obtaining, or we are not able to obtain, required regulatory approvals in the United States or in foreign jurisdictions, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

It is possible that none of the product candidates that we develop will obtain the regulatory approvals necessary for us to begin commercializing them. The time required to obtain FDA and other approvals is unpredictable but in general takes years following the commencement of clinical trials, depending on the nature of the product candidate. Any analysis we perform of data from clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate including, but not limited to, loss of patent term during the approval period. Furthermore, if we, or our partners, do not reach the market with our products before our competitors offer products for the same or similar uses, or if we, or our partners, are not effective in marketing our products, our revenues from product sales, if any, will be reduced. We face intense competition in our development activities. We face competition from many companies in the United States and abroad, including a number of large biopharmaceutical companies, firms specialized in the development and production of antibody fusion proteins and major universities and research institutions. Most of our competitors have substantially greater resources, more extensive experience in conducting nonclinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of ours. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products, especially if we experience any delay in obtaining required regulatory approvals.

A Breakthrough Therapy Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive regulatory approval.

We may seek breakthrough designation for some or all of our product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies with respect to one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive Breakthrough Therapy Designation for other product candidates or indications in the future, we may not experience a faster development process, review or approval compared to drugs or biologics considered for approval under conventional FDA procedures and such a designation does not assure ultimate approval by the FDA. Even if one or more of our product candidates qualify as a Breakthrough Therapy, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or European Medicines Agency (EMA) grants regulatory approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any partner we work with fail to comply with the regulatory requirements in international markets or fail to receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we receive regulatory approval for ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we obtain for ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or other comparable foreign regulatory authorities approve any of our future product candidates, the manufacturing processes, labeling, packaging, distribution, post-approval monitoring and adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturing facilities we use to make future product candidates, if any, will also be subject to periodic review and inspection by the FDA or other comparable foreign regulatory authorities, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our CMOs, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on CMOs, we will not have control over compliance with applicable rules and regulations by such manufacturers.

Moreover, any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Moreover, while we believe that ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates may provide better safety or effectiveness as compared to approved products, if we do not study ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates in head-to-head trials with those products, we will not be able to make comparative claims for our products, if approved.

If we or our manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things:

•
Form 483s, restrictions on the manufacturing of the product, product recalls or withdrawal of the product from the market;
•
warning or untitled letters or holds on clinical trials;
•
refusal of the FDA or comparable foreign regulatory authorities to accept new marketing applications or approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of fines or civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

Subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our CMOs or manufacturing processes, or failure to comply with regulatory requirements, may result in, these same consequences.

Our programs for which we intend to seek approval as biologics may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Biosimilars are biological products approved under section 351(k) of the Public Health Service Act (PHS Act) relying on the FDA’s findings of safety, purity, and potency for a licensed biologic (Reference Product) submitted pursuant to section 351(k) of the PHS Act. A biosimilar is highly similar to its Reference Product, excluding minor differences in clinically inactive components for which there are no clinically meaningful differences between the proposed biological product and the Reference Product in safety, purity, or potency. Certain biosimilars may be substituted for the Reference Product in accordance with state law. Under the BPCIA, an application for a biosimilar product relying on the Reference Product may not be submitted to the FDA until four years following the date that the Reference Product was first approved by the FDA. In addition, the approval of a biosimilar product relying on the Reference Product may not be made effective by the FDA until 12 years from the date on which the Reference Product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the Reference Product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

We believe that any of our programs approved as biologics under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our programs to be Reference Products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any Reference Product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

The policies of the FDA or other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any of ATTO-1310, ATTO-2306, ATTO-1091 or our future product candidates.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

In addition, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, are unknown. We also cannot predict the extent to which regulations, policies, and decisions of the FDA or other regulatory authorities, such as the SEC, may become subject to increasing legal challenges, delays, and changes.

Disruptions at the FDA and other government agencies caused by, among other factors, funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, slow the time necessary for new products to be reviewed and/or approved, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. For example, starting in January 2025, the U.S. government has reduced the number of federal employees, including at FDA, by establishing voluntary termination programs, by position eliminations or by involuntary terminations. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Similar consequences would also result in the event of a significant shutdown of the federal government. For example, over the last several years, including in early 2026, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, or if the volume of applications to the FDA for new product candidates increases materially, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research and development, and possibly in the future commercialization. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the U.S. government paused payments by, reduced the budget of, and terminated grants provided by the National Institutes of Health (NIH) related to its funding for medical research, which has decreased, and may continue to decrease, the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. Some of these actions have been challenged in court and there remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

If we are found to have improperly promoted off-label use of our products, we may become subject to significant liability.

The FDA, the EMA and comparable regulatory authorities in other jurisdictions strictly regulate the promotional claims that may be made about prescription drug products, such as our products. While physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, a product may not be promoted for uses that are not approved by the applicable regulatory authority as reflected in the product’s approved labeling or for uses inconsistent with the product’s approved labeling. If our promotional materials and related activities are not consistent with the approved labeling or if physicians, in their professional medical judgment, nevertheless prescribe the drug product to their patients in a manner that is inconsistent with the approved labeling, we may be subject to claims that we promoted off-label use or otherwise violated applicable regulations. In addition, although we may believe ATTO-1310, ATTO-2306, ATTO-1091 or our future product candidates may provide for superior efficacy as compared to marketed products, without head-to-head data, we will be unable to make comparative claims for our products. If we are found to have promoted such off-label use or made such unsubstantiated comparative claims, we may become subject to significant liability under the Federal Food, Drug, and Cosmetic Act and other statutory authorities, such as laws prohibiting false claims for reimbursement.

Our operations and relationships with healthcare providers, healthcare organizations, customers and third-party payors will be subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Our current and future arrangements with healthcare providers, healthcare organizations, third-party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute any of our product candidates, if approved. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, order or recommendation of, any good or service for which payment may be made under a federal and state healthcare program such as Medicare and Medicaid. The term remuneration has been broadly interpreted to include anything of value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the federal criminal and civil false claims and civil monetary penalties laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, and the Federal Civil Monetary Penalties Law, which prohibit, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•
HIPAA and its implementing regulations, which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and covered subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information for or on behalf of a covered entity and their business associates, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals (such as physician assistants and certain advanced practice nurses), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website;
•
the Foreign Corrupt Practices Act (FCPA), which prohibits U.S. businesses and their representatives from directly or indirectly offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business;
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;
•
certain state laws that require biopharmaceutical companies to obtain regulatory licenses to manufacture or distribute products commercially, comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of biopharmaceutical sales representatives; and
•
state and non-U.S. laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm, any of which could adversely affect our financial results. These risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

We may face difficulties from healthcare legislative and regulatory reform measures.

Existing laws and regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, or may face penalties for any approved products, and we may not achieve or sustain profitability.

In the United States and some foreign jurisdictions, there have been and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of care.

For example, the ACA made significant changes to the healthcare system, including an increase to manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposition of a significant annual fee on companies that manufacture or import branded prescription drug products and a requirement for manufacturers to provide a discount off the negotiated price of prescriptions filled by Medicare Part D enrollees. In addition, on July 4, 2025, the OBBBA was signed into law that narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by, among other things, implementing work requirements for most beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. Congress is also considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries, proposed regulations, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (TrumpRx) U.S. patients and Medicaid programs prescription drug Most-Favored Nation (MFN) pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other examples include: (1) proposed regulations to reduce Medicare payments of single-source drugs and biologics to prices paid in other developed countries; (2) imposing tariffs on certain imported pharmaceutical products; and (3) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand MFN pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates or additional pricing pressures.

The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products, if approved.

Even if we are able to commercialize ATTO-1310, ATTO-2306, ATTO-1091 and any future product candidates, if approved, such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Sales of any of our product candidates that receive regulatory approval will be dependent substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain regulatory approval.

There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. In the United States, principal decisions about reimbursement for new products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical products. There may be especially significant delays in obtaining coverage and reimbursement for newly approved products. Third-party payors may limit coverage to specific products on an approved list, known as a formulary, which might not include all FDA-approved products for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates, if approved. For example, the Inflation Reduction Act of 2022 directed the U.S. Department of Health and Human Services (HHS) to impose rebates on most Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, the Inflation Reduction Act authorized the Medicare Drug Price Negotiation Program, which empowers HHS to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare. Each year, up to 20 drugs or biologics covered under Medicare Part B and Part D will be selected by HHS for negotiation of a price that must be lower than a statutory mandated cap. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations prohibit, among other things, companies and their employees, agents, CROs, CMOs, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of these laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies and clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

We are also subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions.

Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly member states of the EU, the pricing of therapeutic products is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of ATTO-1310, ATTO-2306, ATTO-1091 or any future product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

Risks Related to Our Common Stock

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay an acquisition of us, which may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

•
establish a classified board of directors so that not all members of our board of directors are elected at one time;
•
permit only the board of directors to establish the number of directors and fill vacancies on the board of directors;
•
provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•
require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•
authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•
eliminate the ability of our stockholders to call special meetings of stockholders;
•
prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•
prohibit cumulative voting; and
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law (DGCL), may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

The exclusive forum provisions in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees, or the underwriters of any offering giving rise to such claim, which may discourage lawsuits with respect to such claims.

Our restated bylaws, to the fullest extent permitted by law, provide that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, or the underwriters of any offering giving rise to such claims, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations and prospects.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated bylaws provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or other state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim, and may result in increased costs for a stockholder to bring such a claim, in a judicial forum of their choosing for disputes with us or our directors, officers, other employees or agents, which may discourage lawsuits against us and our directors, officers, other employees or agents.

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the price initially paid for the shares. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•
results of preclinical studies and clinical trials of any product candidates, or those of our competitors or our existing or future collaborators or licensing partners;
•
the timing and enrollment status of our clinical trials;
•
regulatory or legal developments in the United States or other countries, especially changes in federal or global health policies, laws or regulations applicable to any product candidates, including the review and oversight functions of federal health regulatory bodies;
•
the success or failure of competitive products or technologies;

•
introductions and announcements of new product candidates by us, any future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•
actions taken by regulatory agencies with respect to any product candidates, clinical studies, and, if approved, manufacturing process or sales and marketing terms;
•
actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•
the success of our efforts to identify, acquire or in-license new technologies or product candidates;
•
developments concerning any future collaborations, including but not limited to those with development and commercialization partners if any product candidates are approved;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•
developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for any product candidates;
•
our ability or inability to raise additional capital and the terms on which we are able to raise it, if at all;
•
our ability to effectively manage our growth;
•
the recruitment or departure of key personnel;
•
changes in the structure of healthcare payment systems;
•
actual or anticipated changes in earnings estimates, development timelines or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•
our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•
fluctuations in the valuation of companies perceived by investors to be comparable to us;
•
announcement and expectation of additional financing efforts;
•
speculation in the press or investment community;
•
fluctuations of share price and trading volume of our common stock;
•
sales or perceived potential sales of shares of our common stock by us, insiders or our stockholders;
•
the concentrated ownership of our common stock;
•
expiration of market standoff or lock-up agreements;
•
changes in accounting principles;
•
actions instituted by activist shareholders or others;
•
terrorist acts, acts of war or periods of widespread civil unrest;
•
natural disasters and other calamities, including global pandemics such as the COVID-19 pandemic;
•
general economic, industry and market conditions, including changes in tariffs and trade restrictions, fluctuating interest rates and inflation; and
•
other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. Furthermore, the trading price of our common stock may be adversely affected by third parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

We do not currently intend to pay dividends on our common stock and, consequently, our stockholders’ ability to achieve a return on their investment will be dependent on appreciation of the value of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. As a result, any investment return on our common stock will be dependent on increases in the value of our common stock, which is not certain. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the industry or securities analysts, or the content and opinions included in their reports. If no or few securities or industry analysts cover our business, the trading price for our common stock could be impacted negatively. If any analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of such analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

Sales of substantial amounts of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell in the public market before or after the lock-up and other legal restrictions on resale lapse in connection with our IPO, the market price of our stock could decline significantly. Each of our officers, directors and substantially all of our stockholders have entered into lock-up agreements that, among other things and subject to certain exceptions, restrict their ability to sell or transfer their shares. The lock-up agreements will expire on January 31, 2027. However, Morgan Stanley & Co. LLC, Leerink Partners LLC, Citigroup Global Markets Inc. and RBC Capital Markets, LLC may, in their sole discretion, permit our officers, directors and other stockholders who are subject to the lock-up agreements to sell shares prior to January 31, 2027.

Certain holders of our outstanding common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance, subject to the 180-day lock-up period under the lock-up agreements described above.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. To the extent that additional capital is raised through the sale and issuance of shares of our common stock or other securities convertible into shares of our common stock, our stockholders will be diluted. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares of our common stock, could reduce the market price of our common stock.

General Risk Factors

Our current in-person operations are located in San Carlos, California, and we or the third parties on whom we depend may be adversely affected by natural disasters, terrorist activity, pandemics, geo-political actions in the United States and in foreign countries, and other events beyond our control, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster. Geo-political actions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors.

Our in-person operations are located in our corporate headquarters and research and development facility in San Carlos, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, pandemic, medical epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our CMOs may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If our facilities, or the manufacturing facilities of our CMOs, are unable to operate because of an accident or incident or for any other reason, including an inability to use all or a significant portion of our headquarters, damages to critical infrastructure, such as our research facilities or the manufacturing facilities of our CMOs, or other disruptions to operations, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our employees often conduct business outside of any facilities leased by us. These locations may be subject to additional security and other risk factors due to the limited control of our employees. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses.

Unstable market and economic conditions and adverse developments affecting the financial services industry, such as actual events or concerns involving inflation, liquidity, defaults or nonperformance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, and our financial condition and results of operations.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Russia’s ongoing incursion into Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets; it is possible that the ongoing Israel-Hamas conflict may have similar effects. In addition, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. The closure of any additional national or regional commercial banks could lead to further economic instability. Although the Department of the Treasury, the Federal Reserve and the FDIC have taken steps to mitigate these risks, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may still occur in the future. We may maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Inflation and fluctuating interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a new public company, and particularly after we are no longer an emerging growth company or smaller reporting company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time consuming and costly. For example, these rules and regulations can make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs will decrease our net income or increase our net loss, and the increased costs may require us to reduce costs in other areas of our business.

Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock is likely to be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs, divert our management’s attention and resources from other business concerns and damage our reputation, which could seriously harm our business, financial condition, results of operations and prospects.

We are an “emerging growth company” and a “smaller reporting company” and the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.

We could be an emerging growth company until December 31, 2031, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our consolidated financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

We are also a “smaller reporting company” as defined in the Exchange Act. We will continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250.0 million, measured as of the last business day of our most recently completed second quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. We may continue to be a smaller reporting company even after we cease to be an emerging growth company, so we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

If we fail to establish and maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely consolidated financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting within our Annual Report on Form 10-K. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that will need to be frequently evaluated. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

As we grow, we expect to hire additional personnel and may utilize external temporary resources to implement, document and modify policies and procedures to maintain effective internal controls. However, it is possible that we may identify deficiencies and weaknesses in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our consolidated financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. In addition, we do not have a formal risk management program for identifying and addressing risks to our business in other areas.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

During the quarter ended June 30, 2026, we issued (i) options to employees to purchase an aggregate of 15,122 shares of common stock under our 2023 Equity Incentive Plan (the “2023 Plan”), with a per share exercise price of $7.99 per share, and (ii) an aggregate of 18,059 shares of common stock to our employees upon the exercise of options granted under the 2023 Plan, with exercise prices ranges from $1.58 to $3.54 per share. The issuances of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

(b) Use of Proceeds from Initial Public Offering

On August 4, 2026, our Registration Statement on Form S-1 (No. 333-297452) was declared effective by the SEC, pursuant to which we issued and sold an aggregate of 19,550,000 shares of common stock (inclusive of 2,550,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares) at a public offering price of $17.00 per share for aggregate gross proceeds of $332.4 million and approximately $305.4 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs. Our IPO closed on August 6, 2026. Morgan Stanley, Leerink Partners, Citigroup and RBC Capital Markets acted as joint book-running managers for the offering. LifeSci Capital acted as a passive book-running manager for the offering. In connection with our IPO, no payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on August 5, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Attovia Therapeutics, Inc.	8-K	001-43423	3.1	8/6/2026
3.2	Amended and Restated Bylaws of Attovia Therapeutics, Inc.	8-K	001-43423	3.2	8/6/2026
4.1	Form of Common Stock Certificate.	S-1/A	333-297452	4.1	7/29/2026
4.2	Amended and Restated Investors’ Rights Agreement, dated March 31, 2025, by and among the Registrant and certain of its stockholders.	S-1	333-297452	4.2	7/14/2026
10.1	Form of Indemnity Agreement.	S-1	333-297452	10.1	7/14/2026
10.2	2023 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-297452	10.2	7/14/2026
10.3	2026 Equity Incentive Plan, and forms of award agreements.	S-1/A	333-297452	10.3	7/29/2026
10.4	2026 Employee Stock Purchase Plan, and forms of award agreements.	S-1/A	333-297452	10.4	7/29/2026
10.5	Form of Common Stock Purchase Agreement.	S-1	333-297452	10.5	7/14/2026
10.6	Confirmatory Offer Letter, dated July 20, 2026, between the Registrant and Tao Fu.	S-1/A	333-297452	10.6	7/29/2026
10.7	Confirmatory Offer Letter, dated July 20, 2026, between the Registrant and Petter Veiby.	S-1/A	333-297452	10.7	7/29/2026
10.8	Confirmatory Offer Letter, dated July 20, 2026, between the Registrant and Hubert Chen.	S-1/A	333-297452	10.8	7/29/2026
10.9	Executive Change in Control and Severance Plan.	S-1/A	333-297452	10.9	7/29/2026
10.10	Non-Employee Director Compensation Policy.	S-1/A	333-297452	10.10	7/29/2026
10.11^	Lease Agreement, dated July 12, 2024, between the Registrant and Brittan West Owner, LLC.	S-1	333-297452	10.9	7/14/2026
10.12†^	Second Amended and Restated Platform License Agreement, effective as of June 1, 2023, between the Registrant and Alamar Biosciences, Inc.	S-1	333-297452	10.10	7/14/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Filed herewith

† The Registrant has omitted portions of the exhibit (indicated by “[*]”) as permitted under Item 601(b)(10) of Regulation S-K.

^ The Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATTOVIA THERAPEUTICS, INC.

Date: September 2, 2026	By:	/s/ Tao Fu
Tao Fu
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: September 2, 2026	By:	/s/ Steven Chan
Steven Chan
Chief Financial Officer (Principal Financial and Accounting Officer)