Form 10-Q
period 2026-09-30
Attovia Therapeutics, Inc.
filed 2026-11-09
CIK 2058707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2026, the registrant had 45,712,536 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Attovia Therapeutics, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$115,366	$40,193
Marketable securities	280,573	112,075
Prepaid expenses and other current assets	8,579	4,027
Total current assets	404,518	156,295
Restricted cash	404	404
Property and equipment, net	3,149	3,492
Operating lease right-of-use asset, net	3,167	4,373
Other non-current assets	586	1,329
Total assets	$411,824	$165,893

Liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable (including related party amounts of $75 and $39 at September 30, 2026 and December 31, 2025, respectively)	$4,225	$3,551
Accrued expenses and other current liabilities	5,348	5,535
Operating lease liability, current portion	2,098	1,921
Total current liabilities	11,671	11,007
Operating lease liability, net of current portion	1,740	3,341
Other non-current liabilities	672	755
Total liabilities	14,083	15,103

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock - $0.0001 par value; zero and 199,902,270 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $0 and $255,850 at September 30, 2026 and December 31, 2025, respectively	—	258,226

Stockholders' equity (deficit):
Preferred stock - $0.0001 par value; 10,000,000 and zero shares authorized at September 30, 2026 and December 31, 2025, respectively, zero shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock - $0.0001 par value; 500,000,000 and 284,023,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 45,691,124 and 4,507,108 shares issued, and 45,683,050 and 4,507,108 shares outstanding at September 30, 2026 and December 31, 2025, respectively	5	1
Additional paid-in capital	570,908	3,474
Accumulated other comprehensive (loss) income	(548)	99
Accumulated deficit	(172,624)	(111,010)
Treasury stock, at cost; 8,074 and zero shares at September 30, 2026 and December 31, 2025, respectively	—	—
Total stockholders' equity (deficit)	397,741	(107,436)
Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$411,824	$165,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Attovia Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Collaboration revenue	$—	$360	$450	$360
Total revenue	—	360	450	360
Operating expenses
Research and development (including related party amounts of $155 and $65 for the three months ended September 30, 2026 and 2025, respectively, and $393 and $106 for the nine months ended September 30, 2026 and 2025, respectively)	20,290	12,317	55,982	37,761
General and administrative (including related party amounts of $0 for the three months ended September 30, 2026 and 2025, and $0 and $239 for the nine months ended September 30, 2026 and 2025, respectively)	4,734	3,645	11,250	10,925
Total operating expenses	25,024	15,962	67,232	48,686
Loss from operations	(25,024)	(15,602)	(66,782)	(48,326)
Other income (expense)
Interest income	2,787	1,855	5,254	5,022
Change in fair value of preferred stock tranche liability	—	—	—	(170)
Other income (expense), net	(34)	(32)	(86)	105
Total other income (expense), net	2,753	1,823	5,168	4,957
Net loss	$(22,271)	$(13,779)	$(61,614)	$(43,369)
Less: Accretion of redeemable convertible preferred stock to its redemption value	—	—	—	(271)
Net loss attributable to common stockholders	$(22,271)	$(13,779)	$(61,614)	$(43,640)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(3.44)	$(4.86)	$(11.18)
Weighted-average common shares outstanding, basic and diluted	29,370,016	4,004,963	12,679,296	3,902,967

Other comprehensive loss:
Unrealized (loss) gain on available-for-sale marketable securities, net	(469)	82	(647)	6
Net loss and comprehensive loss	$(22,740)	$(13,697)	$(62,261)	$(43,363)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Attovia Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity (Deficit)
Balance at December 31, 2025	199,902,270	$258,226	4,507,108	$1	$3,474	$(111,010)	$99	—	$—	$(107,436)
Stock-based compensation expense	—	—	—	—	686	—	—	—	—	686
Issuance of common stock upon exercise of stock options	—	—	3,933	—	11	—	—	—	—	11
Vesting of early exercised stock options	—	—	—	—	6	—	—	—	—	6
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(126)	—	—	(126)
Net loss	—	—	—	—	—	(18,656)	—	—	—	(18,656)
Balance at March 31, 2026	199,902,270	$258,226	4,511,041	$1	$4,177	$(129,666)	$(27)	—	$—	$(125,515)
Stock-based compensation expense	—	—	—	—	692	—	—	—	—	692
Issuance of common stock upon exercise of stock options	—	—	18,059	—	31	—	—	—	—	31
Vesting of early exercised stock options	—	—	—	—	72	—	—	—	—	72
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	—	(20,687)	—	—	—	(20,687)
Balance at June 30, 2026	199,902,270	$258,226	4,529,100	$1	$4,972	$(150,353)	$(79)	—	$—	$(145,459)
Issuance of common stock upon initial public offering, net of discounts and commissions and offering costs of $27,014	—	—	19,550,000	2	305,334	—	—	—	—	305,336
Conversion of redeemable convertible preferred stock into shares of common stock in connection with initial public offering	(199,902,270)	(258,226)	21,517,976	2	258,224	—	—	—	—	258,226
Stock-based compensation expense	—	—	—	—	1,630	—	—	—	—	1,630
Issuance of common stock upon exercise of stock options	—	—	94,048	—	289	—	—	—	—	289
Vesting of early exercised stock options	—	—	—	—	6	—	—	—	—	6
Repurchase of restricted stock awards	—	—	—	—	—	—	—	8,074	—	—
Stockholder short-swing profits disgorgement	—	—	—	—	453	—	—	—	—	453
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(469)	—	—	(469)
Net loss	—	—	—	—	—	(22,271)	—	—	—	(22,271)
Balance at September 30, 2026	—	$—	45,691,124	$5	$570,908	$(172,624)	$(548)	8,074	$—	$397,741

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance at December 31, 2024	96,265,908	$108,953	4,425,956	$1	$3,490	$(50,383)	$67	$(46,825)
Issuance of Series B redeemable convertible preferred stock and settlement of preferred stock tranche liability of $6,808, net of issuance costs of $35	38,181,818	59,273	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of issuance cost of $271	65,454,544	89,729	—	—	—	—	—	—
Accretion of Series C redeemable convertible preferred stock to its redemption value	—	271	—	—	(271)	—	—	(271)
Stock-based compensation expense	—	—	—	—	462	—	—	462
Issuance of common stock upon exercise of stock options	—	—	23,788	—	45	—	—	45
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	(15,151)	—	(15,151)
Balance at March 31, 2025	199,902,270	$258,226	4,449,744	$1	$3,726	$(65,534)	$43	$(61,764)
Stock-based compensation expense	—	—	—	—	563	—	—	563
Issuance of common stock upon exercise of stock options	—	—	36,252	—	98	—	—	98
Vesting of early exercised stock options	—	—	—	—	67	—	—	67
Unrealized loss on marketable securities, net	—	—	—	—	—	—	(52)	(52)
Net loss	—	—	—	—	—	(14,439)	—	(14,439)
Balance at June 30, 2025	199,902,270	$258,226	4,485,996	$1	$4,454	$(79,973)	$(9)	$(75,527)
Stock-based compensation expense	—	—	—	—	679	—	—	679
Issuance of common stock upon exercise of stock options	—	—	9,618	—	17	—	—	17
Vesting of early exercised stock options	—	—	—	—	6	—	—	6
Distribution of investment in EndPath Radio Therapeutics, Inc. as in-kind dividend	—	—	—	—	(2,400)	—	—	(2,400)
Unrealized gain on marketable securities, net	—	—	—	—	—	—	82	82
Net loss	—	—	—	—	—	(13,779)	—	(13,779)
Balance at September 30, 2025	199,902,270	$258,226	4,495,614	$1	$2,756	$(93,752)	$73	$(90,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Attovia Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(61,614)	$(43,369)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,008	1,704
Depreciation and amortization expense	736	573
Net accretion of discounts on marketable securities	(539)	(2,157)
Non-cash lease expense	1,206	1,013
Change in fair value of preferred stock tranche liability	—	170
Loss on disposal of property and equipment	—	7
Write-off of deferred offering costs	—	393
Non-cash consideration for collaboration revenue	—	(360)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,151)	512
Accounts payable	1,505	277
Accrued and other current liabilities	157	(169)
Operating lease liability	(1,424)	(340)
Other non-current assets	(486)	(109)
Net cash used in operating activities	(60,602)	(41,855)
Cash flows from investing activities
Maturities of marketable securities	106,800	96,750
Purchases of marketable securities	(276,807)	(175,683)
Purchases of property and equipment	(378)	(2,261)
Net cash used in investing activities	(170,385)	(81,194)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	309,082	—
Proceeds from issuance of common stock upon exercise of stock options	331	160
Proceeds from disgorgement of stockholder short-swing profits	453	—
Payments of deferred offering costs	(3,706)	(375)
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	52,465
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	89,729
Net cash provided by financing activities	306,160	141,979
Net change in cash, cash equivalents and restricted cash	75,173	18,930
Cash, cash equivalents and restricted cash at the beginning of the period	40,597	31,239
Cash, cash equivalents and restricted cash at the end of the period	$115,770	$50,169

Supplemental disclosures of noncash investing and financing activities
Conversion of shares of redeemable convertible preferred stock into common stock in connection with IPO	$258,226	$—
Deferred offering costs in accounts payable	$40	$—
Vesting of early exercised stock options	$84	$73
Property and equipment purchases in accounts payable	$6	$12
Accretion of redeemable convertible preferred stock to its redemption value	$—	$271
Right-of-use asset obtained in exchange for operating lease liability	$—	$5,771
Settlement of preferred stock tranche liability upon issuance of Series B redeemable convertible preferred stock	$—	$6,808
Distribution of investment in EndPath RadioTherapeutics, Inc. as in-kind dividend	$—	$2,400

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$115,366	$49,765
Restricted cash	404	404
Total cash, cash equivalents and restricted cash	$115,770	$50,169

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

As of September 30, 2026, the Company had two wholly owned subsidiaries, Attovia Therapeutics Cayman Co., Ltd., an exempted company incorporated in the Cayman Islands with limited liability in July 2025, and Attovia Therapeutics (Shanghai) Co., Ltd., a limited liability company incorporated in the People’s Republic of China in October 2025.

Initial Public Offering

On August 4, 2026, the Company’s registration statement on Form S-1 (File No. 333-297452) relating to its initial public offering (the “IPO”) of common stock became effective. The IPO closed on August 6, 2026, at which time the Company issued 19,550,000 shares of its common stock at a price of $17.00 per share, which included the issuance of shares in connection with the exercise by the underwriters of their option to purchase up to 2,550,000 additional shares. The Company received aggregate gross proceeds of $332.4 million, and after deducting underwriting discounts and commissions and offering costs, net proceeds were approximately $305.3 million.

Upon the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 21,517,976 shares of common stock. In connection with the completion of the IPO, on August 6, 2026, the Company’s then-current restated certificate of incorporation, as amended, was amended and restated to provide for 500,000,000 authorized shares of common stock, par value of $0.0001 per share, and 10,000,000 authorized shares of preferred stock, par value of $0.0001 per share. See Note 9.

Liquidity

The Company has incurred significant net operating losses and negative cash flows from operations since inception and had an accumulated deficit of $172.6 million as of September 30, 2026. The Company has historically financed its operations primarily through the issuance of equity securities.

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $395.9 million. The Company will continue to require substantial additional capital in the future to support further development of its product candidates and maintain its operations. Until such time as it can generate significant revenue from product sales, if ever, the Company expects to raise additional capital through equity or debt financings, collaborations, licensing arrangements or other sources. Management believes that the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s planned operations for at least 12 months from the date of the issuance of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements but does not contain all of the footnote disclosures from the consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 and notes thereto, included in the Company’s final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) on August 5, 2026. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position as of September 30, 2026 and condensed consolidated results of operations, condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2026 and 2025 and condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025 have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other third-party fees directly relating to in-process equity financings or offerings are capitalized. The deferred offering costs are offset against offering proceeds upon the completion of the financing or the offering. As of September 30, 2026 and December 31, 2025, deferred offering costs of $0 and $1.2 million, respectively, were capitalized and recorded as non-current assets on the condensed consolidated balance sheets. Upon closing the IPO in August 2026, all deferred offering costs of $3.7 million were charged against the proceeds from the IPO and recorded in stockholders’ equity as a reduction of additional paid-in capital.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. As such, net income is attributed to common stockholders and participating securities based on their participation rights. Prior to the IPO, under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses. Upon the IPO, the Company’s redeemable convertible preferred stock converted into common stock, and such shares are therefore included in the allocation of net loss attributable to common stockholders as they share in the Company’s losses. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. Potentially dilutive securities include redeemable convertible preferred stock (prior to the IPO), stock options issued and outstanding, unvested restricted stock awards, early exercised stock options and common stock issuable under the ESPP. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$84,945	$—	$—	$84,945
U.S. Treasury bills	29,820	—	—	29,820

Marketable securities
U.S. Treasury notes	236,280	—	—	236,280
U.S. Treasury bills	44,293	—	—	44,293
Total financial assets	$395,338	$—	$—	$395,338

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents
Money market funds	$35,526	$—	$—	$35,526
U.S. Treasury bills	—	2,485	—	2,485

Marketable securities
U.S. Treasury notes	82,397	—	—	82,397
U.S. Treasury bills	14,736	14,942	—	29,678
Total financial assets	$132,659	$17,427	$—	$150,086

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Preferred Stock Tranche Liability
Fair value as of December 31, 2024	$6,638
Change in the fair value of Series B preferred stock tranche liability	170
Fair value upon settlement	(6,808)
Fair value as of September 30, 2025	$—

The fair value of the preferred stock tranche liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy (see Note 8).

There were no transfers in and out of Level 3 during the three and nine months ended September 30, 2026 and 2025.

4.
Balance Sheet Components

Marketable Securities

Marketable securities, which are classified as available-for-sale, consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury notes	$236,804	$—	$(524)	$236,280
U.S. Treasury bills	44,327	—	(34)	44,293
Available-for-sale marketable securities	$281,131	$—	$(558)	$280,573

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasury notes	$82,309	$89	$(1)	$82,397
U.S. Treasury bills	29,667	11	—	29,678
Available-for-sale marketable securities	$111,976	$100	$(1)	$112,075

All marketable securities held as of September 30, 2026 and December 31, 2025 had contractual maturities of less than one year.

As of September 30, 2026 and December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the marketable securities, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. The Company considered the current and expected future economic and market conditions and determined that its investments were not significantly impacted. For all securities with a fair value less than their amortized cost basis, the Company determined the decline in fair value below amortized cost basis to be non-credit related, and therefore no allowance for losses has been recorded. For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses on its investments.

As of September 30, 2026 and December 31, 2025, accrued interest receivable was $2.5 million and $0.9 million, respectively, which were recorded in the prepaid expenses and other current assets on the condensed consolidated balance sheets.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands, except years):

	Estimated Useful Life
	(in years)	September 30, 2026	December 31, 2025
Laboratory equipment	5	$4,311	$3,907
Computer equipment and software	3	261	245
Furniture and fixtures	7	273	273
Leasehold improvements	Lesser of estimated useful lives of 15 years or remaining lease term	136	136
Construction in progress		—	28
		4,981	4,589
Less: Accumulated depreciation		(1,832)	(1,097)
Property and equipment, net		$3,149	$3,492

Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was $0.2 million and $0.2 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was $0.7 million and $0.6 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$2,897	$3,103
Accrued research and development expenses	2,039	1,069
Accrued professional fees	219	556
Contract liability	—	450
Other accrued expenses and current liabilities	193	357
Total accrued expenses and other current liabilities	$5,348	$5,535

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

In connection with the Alamar Platform License Agreement, the Company issued 2,428,646 shares of its common stock to Alamar as consideration for the license. Alamar is further entitled to development and regulatory milestone payments of up to $0.8 million and $3.5 million, respectively, or up to $4.3 million in the aggregate per product, on a product-by-product basis, as well as royalties on net sales of the covered products in the low-single-digit percentage range. Milestone payments are contingent consideration and are accrued when it becomes probable that the underlying milestone will be achieved. No milestone expense was recorded during the three and nine months ended September 30, 2026 and 2025. The remaining milestones were considered not probable to be achieved as of September 30, 2026 and December 31, 2025. Royalties will be recognized as cost of sales when the covered products are sold and royalties are payable.

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

As of September 30, 2026 and December 31, 2025, the Company recorded the fair value of 6,000,000 shares subject to repurchase as an asset with a corresponding customer deposit liability of $0.6 million, which was included in other non-current liabilities on the Company’s condensed consolidated balance sheets. The customer deposit liability remains outstanding until the repurchase option lapses, is exercised or is otherwise resolved. Upon receipt of the EndPath common stock, the Company concluded that its ownership interest met the criteria for equity method accounting. The Company elected the fair value option under ASC 825, Financial Instruments, and measured the EndPath common stock at fair value using an option pricing model based on EndPath’s Series A preferred stock.

The Company recognizes revenue using a cost-based input method over the estimated research term. The Company recognized $0 and $0.4 million of collaboration revenue under the EndPath Agreement during the three months ended September 30, 2026 and 2025, respectively. The Company recognized $0.5 million and $0.4 million of collaboration revenue under the EndPath Agreement during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the contract liability related to the EndPath Agreement was $0 and $0.5 million, respectively, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

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

As of September 30, 2026, the future minimum lease commitments under the operating lease were as follows (in thousands):

(in thousands)
Year ended December 31,
2026 (remainder of the year)	$567
2027	2,333
2028	1,200
Total future minimum lease payments	$4,100
Less: Imputed interest	(262)
Present value of operating lease liabilities	$3,838

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

7.
Redeemable Convertible Preferred Stock

As of December 31, 2025, redeemable convertible preferred stock consisted of the following (in thousands, except share and price data):

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

In January 2025, upon the achievement of the Series B Milestone, as defined below, the remaining 38,181,818 shares of the Series B redeemable convertible preferred stock were issued at a price of $1.375 per share, which resulted in gross cash proceeds of $52.5 million. As a result of this issuance, the Series B preferred stock tranche liability of $6.8 million was settled and the Series B redeemable convertible preferred stock was recorded at its fair value of $59.3 million, less issuance costs of less than $0.1 million (see Note 8).

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

8.
Preferred Stock Tranche Liability

The Company determined that the contingent obligation to issue the Series B Second Tranche Shares upon the achievement of a specified development milestone (the “Series B Milestone”) at the Series B Milestone Closing, represented a freestanding instrument. This instrument, referred to as the Series B preferred stock tranche liability, was accounted for as a liability, initially recorded and subsequently remeasured at fair value until the settlement or expiration.

The Series B preferred stock tranche was settled in January 2025 when the Series B Milestone was achieved. The Company remeasured the Series B preferred stock tranche liability in January 2025 and determined that the fair value of the liability was $6.8 million, and recorded an approximately $0.2 million loss in its condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2025.

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

9.
Common Stock

In connection with the completion of the IPO, on August 6, 2026, the Company’s then-current restated certificate of incorporation, as amended, was amended and restated to provide for 500,000,000 authorized shares of common stock, par value of $0.0001 per share, and 10,000,000 authorized shares of preferred stock, par value of $0.0001 per share. There are no shares of preferred stock issued or outstanding as of September 30, 2026.

Upon the closing of the IPO, the Company issued 19,550,000 shares of its common stock at a price of $17.00 per share, which included the issuance of shares in connection with the exercise by the underwriters of their option to purchase up to 2,550,000 additional shares, and all outstanding shares of the Company’s redeemable convertible preferred stock converted into 21,517,976 shares of common stock.

As of September 30, 2026, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. There were 45,691,124 shares of common stock issued and 45,683,050 shares of common stock outstanding as of September 30, 2026.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2026	December 31, 2025
Conversion of redeemable convertible preferred shares	—	21,517,976
Stock options issued and outstanding	4,319,416	2,642,930
Stock options available for future grant under 2023 Plan	—	448,980
Stock options available for future grant under 2026 Plan	3,556,556	—
Stock available for future issuance under the ESPP	410,000	—
Total common stock reserved	8,285,972	24,609,886

10.
Share-based Compensation

2023 Equity Incentive Plan ("2023 Plan") and 2026 Equity Incentive Plan ("2026 Plan")

Prior to the IPO, the Company granted stock awards under the 2023 Plan, adopted in June 2023.

In July 2026, prior to the IPO closing, the Company’s board of directors and stockholders approved the 2026 Plan, which became effective on August 3, 2026. The Company initially reserved 4,900,000 shares of common stock for issuance of share-based compensation awards, plus any reserved shares not issued or subject to outstanding grants under the 2023 Plan on the effective date of the 2026 Plan. Awards granted under the 2026 Plan may be either incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock units, restricted stock awards ("RSAs"), stock appreciation rights and other stock-based awards. Shares of common stock subject to awards granted under the 2023 Plan that are forfeited or lapse unexercised will be available for issuance under the 2026 Plan. Once the 2026 Plan became effective, no further grants were made under the 2023 Plan.

On July 22, 2026, in addition to approving the Reverse Stock Split described in Note 2, the board of directors approved grants of stock options upon the effectiveness of the Company’s registration statement on Form S-1 (File No. 333-297452) relating to the IPO for an aggregate of 1,642,700 shares of common stock to certain employees, consultants, and members of the board of directors. The awards are subject to service-based vesting requirements. The exercise price of the options equals the IPO price of $17.00 per share.

As of September 30, 2026, there were 4,900,000 shares of common stock authorized and reserved for issuance under the 2026 Plan, of which 3,556,556 shares remained available for future grant.

Options

A summary of stock option activity under the 2023 Plan and 2026 Plan is set forth below:

	Outstanding Awards
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2026	2,642,930	$3.93	8.76	$2,621
Granted	1,834,082	$16.40
Exercised	(116,040)	$2.85		$1,136
Forfeited or expired	(41,556)	$4.17
Outstanding, September 30, 2026	4,319,416	$9.25	8.80	$34,253
Shares exercisable, September 30, 2026	1,251,212	$4.11	8.01	$16,304
Vested and expected to vest, September 30, 2026	4,319,416	$9.25	8.80	$34,253

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value, prior to the IPO, and the closing stock price, following the IPO, of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock as of September 30, 2026.

The total fair value of options that vested during the nine months ended September 30, 2026 and 2025 was $2.0 million and $1.2 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $10.58 and $3.27, respectively.

As of September 30, 2026, there was $22.3 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Awards

Activity with respect to restricted stock awards issued under the 2023 Plan was as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	333,678	$2.69
Vested	(185,908)	$2.69
Repurchase	(8,074)	$2.69
Unvested at September 30, 2026	139,696	$2.69

As of September 30, 2026, there was $0.4 million of unrecognized stock-based compensation expense related to unvested RSAs, which is expected to be recognized over a weighted-average period of 0.6 years. During the nine months ended September 30, 2026, the Company repurchased 8,074 unvested RSAs. No RSAs were repurchased or cancelled during the nine months ended September 30, 2025.

2026 Employee Stock Purchase Plan ("ESPP")

In July 2026, the Company’s board of directors and stockholders approved the ESPP, which became effective on August 4, 2026. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable purchase period. Each offering period may itself consist of one or more purchase periods. No offering period may be longer than 27 months. There were 410,000 shares of common stock initially reserved for issuance under the ESPP. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2027 through January 1, 2036, by the lesser of (a) 1% of the total number of shares of all classes of the Company’s common stock, plus the total number of shares of the Company’s common stock issuable upon conversion of any preferred stock (if any) and the total number of shares of the Company’s common stock subject to any pre-funded warrants, as issued and outstanding as of the immediately preceding December 31; and (b) such number of shares of common stock determined by the board of directors of the Company or compensation committee. The first offering period commenced on August 5, 2026 and will end on April 30, 2028, with purchase dates on October 31, 2026, April 30, 2027, October 31, 2027 and April 30, 2028. During the three months ended September 30, 2026, no shares of common stock were purchased under the ESPP.

The fair value of shares expected to be purchased in the first offering period was estimated as of the grant date using the Black-Scholes option-pricing model with the following inputs: closing common stock price of $20.17 per share, an expected term of 0.2 to 1.7 years, expected volatility of 54.51% to 72.55% and a risk-free interest rate of 3.86% to 4.14%.

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense related to awards granted to employees and non-employees (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$593	$226	$1,073	$564
General and administrative	1,037	453	1,935	1,140
Total stock-based compensation expense	$1,630	$679	$3,008	$1,704

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

Alamar Lease Agreement

In June 2023, the Company entered into a lease agreement with Alamar, which was amended four times between October 2023 and October 2024, to lease approximately 10,422 square feet of office and laboratory spaces in Fremont, California. The lease expired in March 2025. The Company recognized expense of $0 and $0.2 million during the three and nine months ended September 30, 2025, respectively.

Other Services Agreements

In June 2023, the Company entered into a Services Agreement (the “Services Agreement”) with Alamar, under which Alamar provides certain initial clerical, executive, and administrative services. In February 2024, the Company entered into a research services agreement (together with the Services Agreement, the “Services Agreements”) for Alamar to provide certain research diagnostic services. Under both Services Agreements, the Company recognized expense of $0.2 million and $0.1 million during the three months ended September 30, 2026 and 2025, respectively. Under both Services Agreements, the Company recognized expense of $0.4 million and $0.1 million during the nine months ended September 30, 2026 and 2025, respectively. The Company had an accounts payable balance of $0.1 million and less than $0.1 million as of September 30, 2026 and December 31, 2025, respectively.

12.
Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(22,271)	$(13,779)	$(61,614)	$(43,369)
Accretion of redeemable convertible preferred stock to its redemption value	—	—	—	(271)
Net loss attributable to common stockholders	(22,271)	(13,779)	(61,614)	(43,640)
Denominator:
Weighted average common shares outstanding	29,575,144	4,488,046	12,962,069	4,461,378
Less: Weighted average common shares subject to repurchase	(205,128)	(483,083)	(282,773)	(558,411)
Weighted average shares used in computing basic and diluted net loss per share	29,370,016	4,004,963	12,679,296	3,902,967
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(3.44)	$(4.86)	$(11.18)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2026	2025
Redeemable convertible preferred stock	—	21,517,976
Options to purchase common stock	4,319,416	2,626,931
Unvested restricted stock awards	139,696	396,246
Unvested early exercised common stock options	20,488	44,563
Common stock issuable under the ESPP	119,524	—
Total	4,599,124	24,585,716

13.
Employee Benefit Plans

The Company sponsors a qualified 401(k) defined contribution plan (the “401(k) Plan”) covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue

Service. The Company’s contributions to the 401(k) Plan were less than $0.1 million for each of the three months ended September 30, 2026 and 2025. The Company’s contributions to the 401(k) Plan were $0.2 million for each of the nine months ended September 30, 2026 and 2025.

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

In addition to the significant expense categories included within net loss presented on the Company’s condensed consolidated statements of operations and comprehensive loss, the following table provides disaggregated amounts that comprised research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
External costs
Clinical, manufacturing, and preclinical services	$15,062	$7,878	$40,928	$25,094
Professional consulting services	717	606	2,224	1,800
Consumables and other research and development costs	606	781	2,086	2,178
Internal costs
Personnel-related costs	3,485	2,706	9,425	7,779
Facilities and overhead costs	420	346	1,319	910
Total research and development expenses	$20,290	$12,317	$55,982	$37,761

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

We have incurred significant losses and negative cash flows from operations since our inception. Our net loss for the years ended December 31, 2025 and 2024 was $60.6 million and $39.8 million, respectively. Our net loss for the nine months ended September 30, 2026 and 2025 was $61.6 million and $43.4 million, respectively. As of September 30, 2026, we had an accumulated deficit of $172.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our preclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under our existing or future license agreements. In addition, we have incurred and will continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company.

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

From inception through September 30, 2026, we have primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock in private placements and from sales of shares of our common stock in the initial public offering of our common stock (the IPO). On August 6, 2026, we completed our IPO, in which we issued and sold an aggregate of 19,550,000 shares of common stock (inclusive of 2,550,000 shares issued and sold pursuant to the exercise by the underwriters of their option to purchase additional shares) at a price to the public of $17.00 per share, for aggregate gross proceeds of $332.4 million and net proceeds of approximately $305.3 million, after deducting underwriting discounts and commissions and offering costs.

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

Given our stage of development, we currently have no sales, marketing or commercialization capabilities. However, we intend to build the necessary sales, marketing and commercialization capabilities and infrastructure over time as our product candidates advance through clinical development. We expect to spend a significant amount on development and marketing costs prior to obtaining regulatory and marketing approval of one or more of our product candidates. We expect that our expenses and capital requirements will increase substantially in the near- to mid-term as we continue our development efforts for ATTO-1310, ATTO-2306, ATTO-1091, and our other development programs, add clinical, scientific, sales and marketing, operational and financial personnel, including personnel to support our product development and potential future commercialization activities, and make any milestone or royalty payments that become due under our existing or future license or collaboration agreements. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2030. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Milestone payments are contingent consideration and are accrued when it becomes probable that the underlying milestone will be achieved. We recorded $0.3 million as research and development expenses in our consolidated statements of operations during the year ended December 31, 2025, related to the achievement of a development milestone for ATTO-3712, a prior product candidate that ATTO-2306 is designed to improve upon. The remaining milestones were considered not probable to be achieved as of September 30, 2026 and December 31, 2025. Royalties will be recognized as cost of sales when products are sold and royalties are payable.

EndPath License Agreement and Equity Distribution

In July 2025, we entered into a license agreement with EndPath RadioTherapeutics, Inc. (formerly Isotovia Biosciences, Inc.) (EndPath), under which we granted EndPath an exclusive, worldwide license to certain of our ATTOBODY platform technology for radioligand products (the EndPath Agreement) and agreed to perform initial research and development services for two targets. We account for the EndPath Agreement as a customer contract under ASC Topic 606, Revenue from Contracts with Customers (ASC 606) and recognized $0.5 million and $1.4 million of collaboration revenue during the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. We may recognize additional revenue in future periods from variable consideration of $0.6 million, currently recognized as customer deposit liability, and, if achieved, milestone payments and royalties under the EndPath Agreement. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our condensed consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or as related services are performed. Since our inception and through September 30, 2026, substantially all of our third-party expenses were related to the development of ATTO-1310, ATTO-2306, ATTO-3712 and ATTO-1091. We do not allocate employee costs, laboratory supplies and facilities, including other internal costs, to specific product candidates because these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily for managing our process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate indication.

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

Change in Fair Value of Preferred Stock Tranche Liability

Our Series A and Series B redeemable convertible preferred stock purchase agreements included contingent obligations for us to issue shares of Series A-2 redeemable convertible preferred stock and Series B redeemable convertible preferred stock, respectively, at future dates (the preferred stock tranche liabilities). The preferred stock tranche liabilities were determined to be freestanding instruments within the scope of ASC 480, Distinguishing Liabilities from Equity, that should be accounted for at fair value and remeasured at fair value each reporting period with changes recognized in the condensed consolidated statements of operations and comprehensive loss.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Revenue
Collaboration revenue	$—	$360	$(360)	(100)%
Total revenue	—	360	(360)
Operating expenses:
Research and development	$20,290	$12,317	7,973	65%
General and administrative	4,734	3,645	1,089	30%
Total operating expenses	25,024	15,962	9,062	57%
Loss from operations	(25,024)	(15,602)	(9,422)	60%
Other income (expense)
Interest income	2,787	1,855	932	50%
Other income (expense), net	(34)	(32)	(2)	6%
Total other income (expense), net	2,753	1,823	930	51%
Net loss	$(22,271)	$(13,779)	$(8,492)	62%

Collaboration Revenue

For the three months ended September 30, 2025, we recognized collaboration revenue of $0.4 million related to the EndPath Agreement, compared to no collaboration revenue for the three months ended September 30, 2026. See Note 5 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change	% Change
External costs:
Clinical, manufacturing, and preclinical services	$15,062	$7,878	$7,184	91%
Professional consulting services	717	606	111	18%
Consumables and other research and development costs	606	781	(175)	(22)%
Internal costs:
Personnel-related costs	3,485	2,706	779	29%
Facilities and overhead costs	420	346	74	21%
Total research and development expenses	$20,290	$12,317	$7,973	65%

Research and development expenses increased by $8.0 million, from $12.3 million for the three months ended September 30, 2025 to $20.3 million for the three months ended September 30, 2026. The increase was primarily attributable to higher clinical, manufacturing, and preclinical services of $7.2 million due to CRO and CMO development activities related to ATTO-1310, ATTO-2306 and ATTO-1091.

Personnel-related costs increased by $0.8 million, from $2.7 million for the three months ended September 30, 2025 to $3.5 million for the three months ended September 30, 2026, primarily due to an increase in headcount to support our programs and higher stock-based compensation expense as a result of additional stock options granted.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, from $3.6 million for the three months ended September 30, 2025 to $4.7 million for the three months ended September 30, 2026. The increase was driven primarily by an increase of $0.7 million in personnel-related costs due to higher headcount and higher stock-based compensation expense as a result of additional stock options granted, together with higher administrative and facility-related expenses of $0.2 million, including director and officer insurance costs.

Interest Income

Interest income increased by $0.9 million, from $1.9 million for the three months ended September 30, 2025 to $2.8 million for the three months ended September 30, 2026, as a result of higher investment balances during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Revenue
Collaboration revenue	$450	$360	$90	25%
Total revenue	450	360	90
Operating expenses:
Research and development	55,982	37,761	18,221	48%
General and administrative	11,250	10,925	325	3%
Total operating expenses	67,232	48,686	18,546	38%
Loss from operations	(66,782)	(48,326)	(18,456)	38%
Other income (expense)
Interest income	5,254	5,022	232	5%
Change in fair value of preferred stock tranche liability	—	(170)	170	(100)%
Other income (expense), net	(86)	105	(191)	(182)%
Total other income (expense), net	5,168	4,957	211	4%
Net loss	$(61,614)	$(43,369)	$(18,245)	42%

Collaboration Revenue

For the nine months ended September 30, 2026, we recognized collaboration revenue of $0.5 million related to the EndPath Agreement, all of which was recognized in the three months ended June 30, 2026, compared to $0.4 million of collaboration revenue for the nine months ended September 30, 2025, all of which was recognized in the three months ended September 30, 2025. See Note 5 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
External costs:
Clinical, manufacturing, and preclinical services	$40,928	$25,094	$15,834	63%
Professional consulting services	2,224	1,800	424	24%
Consumables and other research and development costs	2,086	2,178	(92)	(4)%
Internal costs:
Personnel-related costs	9,425	7,779	1,646	21%
Facilities and overhead costs	1,319	910	409	45%
Total research and development expenses	$55,982	$37,761	$18,221	48%

Research and development expenses increased by $18.2 million, from $37.8 million for the nine months ended September 30, 2025 to $56.0 million for the nine months ended September 30, 2026. The increase was primarily attributable to the following: Clinical, manufacturing, and preclinical services increased by $15.8 million, from $25.1 million for the nine months ended September 30, 2025 to $40.9 million for the nine months ended September 30, 2026, primarily due to increased CRO and CMO activities related to the development of ATTO-1310, ATTO-2306 and ATTO-1091. Professional consulting services expense increased by $0.4 million to support the advancement and expansion of our pipeline programs.

Personnel-related costs increased by $1.6 million primarily as a result of increased research and development headcount and higher stock-based compensation expense as a result of additional stock options granted. Facilities and overhead costs increased primarily as a result of higher laboratory depreciation expense.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, from $10.9 million for the nine months ended September 30, 2025 to $11.3 million for the nine months ended September 30, 2026. The increase was driven primarily by an increase of $1.2 million in personnel-related costs due to higher headcount and higher stock-based compensation expense as a result of additional stock options granted, together with higher administrative and facility-related expenses of $0.3 million, including director and officer insurance costs. This increase was partially offset by a decrease of $1.2 million in professional services and consulting expenses.

Interest Income

Interest income increased by $0.2 million, from $5.0 million for the nine months ended September 30, 2025 to $5.3 million for the nine months ended September 30, 2026, as a result of higher investment balances during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Change in Fair Value of Preferred Stock Tranche Liability

Our Series B preferred stock tranche liability was settled in January 2025 upon achievement of the Series B Milestone. The remeasurement of the liability through settlement resulted in a loss of approximately $0.2 million during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. To date, we have primarily funded our operations with proceeds from sales of shares of our redeemable convertible preferred stock in private placements and from sales of shares of our common stock from our IPO.

In August 2026, we closed our IPO and received net proceeds of $305.3 million.

As of September 30, 2026, we had $395.9 million in cash, cash equivalents and marketable securities. We will continue to require substantial additional capital in the future to support further development of our product candidates and maintain our operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to raise additional capital through equity or debt financings, collaborations, licensing arrangements or other sources. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of September 30, 2026, will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2030.

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

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(60,602)	$(41,855)
Investing activities	(170,385)	(81,194)
Financing activities	306,160	141,979
Net increase in cash, cash equivalents and restricted cash	$75,173	$18,930

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $60.6 million, consisting of a net loss of $61.6 million and changes in net operating assets of $3.4 million, partially offset by non-cash charges of $4.4 million. The net loss was primarily due to our operating expenses as we invest in our research and development efforts. The changes in net operating assets were primarily due to an increase in prepaid expenses and other current assets, a decrease in operating lease liability, and an increase in other non-current assets, partially offset by an increase in accounts payable. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expense and depreciation expenses, partially offset by net gain from accretion of net discounts on marketable securities.

During the nine months ended September 30, 2025, net cash used in operating activities was $41.9 million, consisting of a net loss of $43.4 million, partially offset by non-cash charges of $1.3 million and changes in net operating assets of $0.2 million. The net loss was primarily due to our operating expenses as we invest in our research and development efforts. The changes in net operating assets were primarily due to a decrease in prepaid expenses and other current assets and an increase in accounts payable, partially offset by a decrease in operating lease liability and accrued expenses and other current liabilities. Non-cash charges consisted primarily of stock-based compensation, non-cash lease expenses, depreciation expenses, and write-off of deferred offering costs, partially offset by net gain from accretion of net discounts on marketable securities and non-cash consideration for collaboration revenue.

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $170.4 million, consisting of purchases of marketable securities of $276.8 million and purchases of property and equipment of $0.4 million, partially offset by net proceeds from maturities of marketable securities of $106.8 million.

During the nine months ended September 30, 2025, net cash used in investing activities was $81.2 million, consisting of purchases of marketable securities of $175.7 million and purchases of property and equipment of $2.3 million, partially offset by net proceeds from maturities of marketable securities of $96.8 million.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $306.2 million, consisting of $309.1 million in net proceeds from our IPO, net of underwriting discounts and commissions, proceeds from disgorgement of stockholder short-swing profits of $0.5 million, and proceeds from the issuance of our common stock upon exercise of stock options of $0.3 million, partially offset by payments of deferred offering costs of $3.7 million.

During the nine months ended September 30, 2025, net cash provided by financing activities was $142.0 million, consisting primarily of $89.7 million in net proceeds from the issuance of our Series C redeemable convertible preferred stock and $52.5 million in net proceeds from issuance of the second tranche of our Series B redeemable convertible preferred stock, and proceeds from the issuance of our common stock upon exercise of stock options of $0.2 million, partially offset by payments of deferred offering costs of $0.4 million.

Contractual Obligations and Other Commitments

We have milestones and royalty payments due to Alamar under the Alamar Platform License Agreement. Alamar is entitled to development and regulatory milestone payments of up to $0.8 million and $3.5 million, respectively, or up to $4.3 million in the aggregate per Product, as well as tiered royalties in low single digit percentages on net sales of Products. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We recorded $0.3 million as research and development expenses during the year ended December 31, 2025, related to the achievement of a development milestone for ATTO-3712. No other milestone payments were considered probable to occur as of September 30, 2026 and December 31, 2025.

We entered into a lease for office, laboratory and storage space commencing on January 31, 2025, and expiring on June 30, 2028. Total future minimum lease commitments under the lease agreement as of September 30, 2026 are $4.1 million.

We enter into contracts in the normal course of business with suppliers, CROs, CMOs, clinical trial sites, and similar service providers. These agreements provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancelable obligations under these agreements are not material. We did not have any non-cancelable obligations under these agreements as of September 30, 2026 and December 31, 2025.

We also have remaining research and development performance obligations under the EndPath Agreement, and we have recorded a customer deposit liability of $0.6 million as of September 30, 2026 and December 31, 2025 in respect of shares of EndPath common stock subject to repurchase. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We did not have any off-balance sheet arrangements, as defined under the rules and regulations of the SEC, as of September 30, 2026 and December 31, 2025.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 5, 2026 and the notes to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, except as described in Note 2 to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on August 5, 2026.

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

JOBS Act Transition Period and Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company (EGC). The Jumpstart Our Business Startups Act of 2012 (the JOBS Act) permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses in each reporting period since our inception, have not generated any product revenue to date and have financed our operations principally through sales of our redeemable convertible preferred stock and our common stock. For the years ended December 31, 2025 and 2024, we reported a net loss of $60.6 million and $39.8 million, respectively, and for the nine months ended September 30, 2026 and 2025, we reported a net loss of $61.6 million and $43.4 million, respectively. We had an accumulated deficit of $172.6 million as of September 30, 2026. There is no assurance that we will obtain financing from other sources, or that we will be able to obtain such financing on favorable terms, if at all. Substantially all of our losses have resulted from expenses incurred in connection with the development and in-licensing of intellectual property related to our pipeline of biotherapeutics, the research and development of ATTO-1310, ATTO-2306, and ATTO-1091, and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance ATTO-1310, ATTO-2306, and ATTO-1091 through clinical development. Our prior losses have had, and combined with expected future losses will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and planned clinical trials for ATTO-1310 and our planned clinical trial for ATTO-2306, and in connection with preclinical development and potential future clinical development of and other product candidates, including ATTO-1091. In addition, if we obtain regulatory approval for ATTO-1310, ATTO-2306, and ATTO-1091 or any future product candidates, we will incur significant sales, marketing, manufacturing and distribution expenses in connection with the commercialization of ATTO-1310, ATTO-2306, ATTO-1091 or any other future product candidates. We may never succeed in these activities and, even if we do, we may never generate any revenue or revenue that is significant enough to achieve profitability.

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

We had $395.9 million in cash, cash equivalents and marketable securities as of September 30, 2026. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient for us to fund our operations into 2030. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will be dependent on many factors, including:

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

As of September 30, 2026, we had 50 full-time employees. We expect to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, management information systems, business operations, public company compliance, communications and other corporate development functions, and, if ATTO-1310, ATTO-2306, ATTO-1091 or any of our future product candidates receive regulatory approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into future collaborations, we may have to further expand our employee base beyond our current projections, which may include further preclinical research and development or later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As our operations expand, we also expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of product candidates, and what activities satisfy those diligence obligations;
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
•
we or our licensors or collaborators might not have been the first to make the inventions covered by the issued patents or patent applications that we own or license;
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
•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, the issuance of an FDA Form 483 notice or warning letter, or other enforcement action by the FDA or other comparable foreign regulatory authority;
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

Subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our CMOs or manufacturing processes, or failure to comply with regulatory requirements, may result in these same consequences.

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
•
HIPAA and its implementing regulations, which impose criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•
changes in accounting principles;
•
actions instituted by activist stockholders or others;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

During the quarter ended September 30, 2026, we issued options to service providers to purchase an aggregate of 72,792 shares of common stock under our 2023 Equity Incentive Plan, with a per share exercise price of $9.29 per share. The issuances of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

(b) Use of Proceeds from Initial Public Offering

On August 4, 2026, our Registration Statement on Form S-1 (No. 333-297452) was declared effective by the SEC, pursuant to which we issued and sold an aggregate of 19,550,000 shares of common stock (inclusive of 2,550,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares) at a public offering price of $17.00 per share for aggregate gross proceeds of $332.4 million and approximately $305.3 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on August 5, 2026.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding repurchases of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 – July 31, 2026	—	—	—	—
August 1, 2026 – August 31, 2026	8,074	$0.000929	—	—
September 1, 2026 – September 30, 2026	—	—	—	—
Total	8,074	$0.000929	—	—

(1) Consists of unvested shares of common stock subject to restricted stock awards granted under our 2023 Equity Incentive Plan that we repurchased at the original purchase price upon the holder’s termination of service, pursuant to our right of repurchase under the applicable award agreement. These shares were not repurchased pursuant to a publicly announced plan or program.

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

ATTOVIA THERAPEUTICS, INC.

Date: November 9, 2026	By:	/s/ Tao Fu
Tao Fu
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Steven Chan
Steven Chan
Chief Financial Officer (Principal Financial and Accounting Officer)